Form 10-K
period 1997-12-31
FIRST WAVE MARINE INC
filed 1998-03-30
CIK 1047860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-K

            [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934

                        Commission file number 333-38157

                            FIRST WAVE MARINE, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                 76-0461352
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   4000 S. SHERWOOD FOREST BOULEVARD
               SUITE 603
         BATON ROUGE, LOUISIANA                            70816
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (504) 292-8800


       Securities registered pursuant to Section 12(b) of the Act:   NONE
       Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   [ ]  NOT APPLICABLE

     Number of shares of common stock outstanding as of March 25, 1998:
11,756,955.

     This Form 10-K is filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934. In accordance with such rule, this Form 10-K contains only the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations relating to such Consolidated Financial Statements.

================================================================================

ITEMS 1-4  NOT REQUIRED PURSUANT TO RULE 15D-2 OF THE SECURITIES EXCHANGE
           ACT OF 1934.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; USE OF PROCEEDS

         First Wave Marine, Inc. (the "Company") filed a Registration Statement (Commission File No. 333-38157) with the Securities and Exchange Commission for the public offering of $90,000,000 of 11% Senior Notes due 2008. The Registration Statement became effective on January 27, 1998. The managing underwriter was Schroder & Co. Inc. The entire registered offering of Senior Notes was sold at 100% of face value. No offering proceeds were received in the reporting period covered by this Form 10-K. All offering proceeds were received in the current reporting period. The use of such proceeds will be disclosed, in accordance with Item 701 of Regulation S-K under the Securities Exchange Act of 1934, in the Company's Form 10-Q to be filed in May 1998, covering the current reporting period.

ITEM 6. NOT REQUIRED PURSUANT TO RULE 15D-2 OF THE SECURITIES EXCHANGE ACT OF 1934.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to the Consolidated Financial Statements" included elsewhere in this report.

GENERAL

         The Company engages in the repair and upgrade of inland and offshore marine vessels, including barges, boats, drilling rigs and ships, as well as the construction of new barges. The Company currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and JBM Pasadena) and two in the Galveston, Texas area (East Pelican Island and West Pelican Island). The Company acquired the JBM Pasadena and West Pelican Island shipyards on February 2, 1998.

         The Company's results of operations are primarily dependent upon: (i) the conditions affecting the oil and gas and petrochemical industries in the Gulf of Mexico; (ii) the Company's ability to obtain contracts; and (iii) the Company's ability to manage contracts to successful completion. The Company's primary source of revenue is derived from labor hours. The Company currently employs 800 production workers at its five shipyards. In the last twelve months increased demand for shipyard services in the U.S. Gulf Coast has resulted in shortages of skilled shipyard labor. At the present time, the labor shortage has not materially impacted the Company, although no assurances can be given regarding whether the Company will experience labor shortages in the future.

         Since the acquisition of the Brady Island shipyard in December 1993, the Company has served the offshore support vessel and offshore and inland barge markets. Historically, the Company's services have included repair, upgrade, construction and related environmental services. The Company's strategy has been to achieve a balanced diversification and provide one-stop servicing for both inland and offshore marine markets.

         With the acquisition of the JBM Pasadena shipyard, the Company has a significant market share of the highly competitive inland marine repair business in the strategically important Houston market. This concentration of assets allows for efficiencies and economies of scale which the Company believes provide it with a competitive advantage. The Company's operations are conducted along a 50-mile corridor around the Houston-Galveston ports. Management believes that growth generated by the offshore rig repair and construction segments will result in larger unit contracts, and will enhance revenues and earnings. When combined with the relative stability and consistent volumes of the inland marine business, management believes its approach produces higher net income, less cyclicality, and more consistent growth than is possible for companies servicing a single segment of the industry.

         Revenues derived from the repair and upgrade segment of the shipyard industry generally produce higher gross profit margins than new construction. The repair and upgrade market is currently experiencing growth due to several factors, including the increased utilization of aging fleets, consolidation of these fleets by well-capitalized vessel operators, and replenishment and upgrading of fleets. The Company has also developed a specialization in the upgrade of offshore support vessels into longer and wider vessels in response to increased demand for offshore vessels with deepwater capabilities.

         Historically, the Company has used new construction of inland barges to stabilize the labor force highs and lows typical in the shipyard industry by shifting workers to new construction as a means of absorbing excess labor. Management views lower-margin inland barge new construction as an incremental contributor to the business. Management expects to increase efficiency and volumes for both new construction and repair related fabrication through the addition of production line assets to reduce unit costs. Management believes that it has positioned the Company to undertake major new construction projects in the offshore rig market, while preserving the advantages of high margins and lower volatility in the repair and related environmental services business.

         The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. Although this business comprises a small percentage of the Company's total revenues, it generates high margins and enhances the Company's strategy to be the only one-stop source of all shipyard services for all segments of the offshore and inland marine markets in Texas.

         All statements other than statements of historical fact contained in this document, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning results of operations, results from proposed shipyard acquisitions, future expansion plans and other matters are forward-looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar statements.
Although the Company believes that the expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as the dependence on the oil and gas industry, difficulties related to managing growth in operations, dependence on significant customers, competition, the risks associated with contractual pricing, the success of the recent expansion into the offshore drilling rig segment, and labor, operating, regulatory and other risks in the shipbuilding industry and risks relating to the offshore support vessel, offshore barge and inland marine markets. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

RECENT DEVELOPMENTS

         On February 2, 1998, the Company completed an offering of $90 million of senior notes. The senior notes bear interest at the rate of 11% per annum with principal due at maturity in February 2008. The senior notes are fully guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. The proceeds from the offering have been, and will be, used primarily for the following: (1) to complete Bludworth Acquisition (discussed below), (2) to prepay debt of the Company's subsidiaries, including the Credit Agreement discussed below, (3) to fund capital improvements at the Company's new East Pelican Island facility, and (4) to fund working capital needs. In connection with the early termination of debt, the Company will incur prepayment penalties of approximately $850,000 and the writeoff of approximately $470,000 in loan origination costs in the first quarter of 1998.

         Simultaneously with closing the senior notes offering, discussed above, the Company completed the acquisition of all of the outstanding shares of John Bludworth Marine, Inc. (The "Bludworth Acquisition"). The Bludworth Acquisition provides the Company with the JBM Pasadena facility near Houston, Texas and the West Pelican Island facility in Galveston, Texas. The Company paid $15.0 million in cash and issued a promissory note in the amount of $4.0 million. The promissory note is adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization of the acquired company. The promissory note must be paid on or before July 31, 1998.

RESULTS OF OPERATIONS

      COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Revenues increased 23.8% to $34.6 million in 1997 compared with $28.0 million in 1996 primarily due to growth in offshore support vessel repair and upgrade activity. Overall growth in repair and upgrade activity, which accounted for approximately 82% of total revenues in 1997, rose 35% over 1996, based on labor hours.

     Cost of revenues rose 7.1% to $19.9 million in 1997 from $18.6 million in 1996 as a result of the overall growth in labor hours.

     Gross profits increased by 57.1% to $14.7 million in 1997 from $9.3 million in 1996 primarily due to higher billing and bid rates. This is reflected in an increase in gross profit margin for 1997 to 42.4% from 33.4% for 1996.

     General and administrative expenses increased 32.1% to $7.4 million in 1997 from $5.6 million in 1996. The increase is due primarily to approximately $1.3 million in bonuses paid to three executive officers and additional costs related to the two new facilities put in service in 1997. General and administrative expenses as a percentage of revenues for 1997 represented 21.5% of total revenues, as compared to 20.1% for 1996.

         Depreciation and amortization expense increased to $1.5 million in 1997 from $680,000 in 1996 primarily due to the effect of a full year of depreciation in 1997 on the assets acquired at the Brady Island facility in August 1996, and due to the acquisition of the Greens Bayou Facility in August 1997.

         Interest expense rose to $1.8 million in 1997 from $829,000 in 1996 due primarily to additional financing costs associated with the debt incurred to finance the acquisition of the Brady Island assets acquired in August 1996. Thus, a full year's interest on approximately $12 million of debt was incurred in 1997 as compared to only four months interest on this debt in 1996.

         As a result of the increased earnings, income tax expense increased to $2.0 million in 1997 from $1.1 million in 1996.

      Net earnings rose 70.7% to $2.7 million in 1997 from $1.6 million in 1996.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Revenues increased 27.1% to $28.0 million in 1996 compared with $22.0 million in 1995 primarily due to increased activity in the offshore support vessel and inland tank barge markets. The growth in revenues was primarily driven by higher levels of activity in repair and upgrade services that rose 23.4% and related environmental services that increased 10.7% in 1996 over 1995, respectively, based on labor hours.

         Cost of revenues rose 9.3% to $18.6 million in 1996 from $17.0 million in 1995 primarily due to increased activity.

         Gross profits increased by 88.3% to $9.3 million in 1996 from $5.0 million in 1995 primarily due to a shift in the business mix including higher levels of activity generated from repair and upgrades of offshore support vessels. As a result, gross profit margin increased to 33.4% in 1996 from 22.5% in 1995.

         General and administrative expenses rose 55.4% to $5.6 million in 1996 from $3.6 million in 1995 and increased as a percentage of revenues to 20.1% from 16.5% as a result of a $700,000 non-recurring pre-tax fee relating to a reduction in costs resulting from consolidation of the Company's insurance plan. Also included in general and administrative expenses was an aggregate $680,000 paid in discretionary bonuses during 1996 compared with $62,000 in 1995.

         Depreciation and amortization expense increased to $680,000 in 1996 from $259,000 in 1995 due to additional depreciation associated with fixed assets purchased at the Brady Island facility in the third quarter of 1996, which assets had previously been under lease.

         Interest expense rose to $829,000 in 1996 from $247,000 in 1995 due to the additional financing costs associated with debt incurred to finance operations and the fixed assets purchased at the Brady Island shipyard.

         As a result of the foregoing, income tax expense increased to $1.1 million in 1996 from $283,000 in 1995. The 1995 period included the utilization of a $300,000 net operating loss carryover.

         Net earnings rose 114.1% to $1.6 million in 1996 from $728,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of cash have been to fund acquisitions and capital expenditures and to service and repay debt.

         Net cash provided by operating activities was $4.9 million, $1.2 million, and $36,000 in fiscal 1997, 1996, and 1995, respectively. The increase in the Company's cash generated from operations primarily results from an increase in net earnings, plus increases in noncash charges of minority interest and depreciation and amortization.

         Net cash used in investing activities was $3.5 million, $1.4 million and $934,000 in fiscal 1997, 1996 and 1995, respectively. During the three year period ended December 31, 1997, net cash used in investing activities consisted largely of capital improvements.

         Net cash (used in) provided by financing activities was ($1.0) million, $175,000 and $884,000, in fiscal 1997, 1996 and 1995, respectively. Net cash provided by financing activities represented debt incurred to finance growth and expansion of the Company's operations, whereas cash used in financing activities reflected repayment of the Company's outstanding debt.

         In August 1996, the Company entered into a Credit Agreement ("Credit Agreement") with a financial institution providing up to $12.4 million in amortizing term debt bearing an interest rate of approximately 10.4% to finance the acquisition of shipyard assets which had previously been leased. The Credit Agreement was collateralized by certain of the Company's assets and required the Company to maintain certain financial ratios. In connection with the Company's acquisition of the Brady Island shipyard assets in August 1996, the Company borrowed $11.8 million under the Credit Agreement and issued $6.3 million in subordinated debt to the Seller to fund the purchase price. The subordinated debt bears interest at 5.0% and matures 2003. In August 1997, the Company borrowed the remaining $600,000 available under the Credit Agreement to partially fund the acquisition of the Greens Bayou facility.

         Excluding the acquisition of the two shipyards discussed above in "Recent Developments", the Company has budgeted $32.7 million in capital expenditures for 1998, including $1.0 million, $2.1 million and $29.6 million in capital improvements for the Brady Island, Greens Bayou and East Pelican Island shipyard facilities, respectively. The Company is required pursuant to the terms of the East Pelican Island lease to make $20 million in capital improvements and equipment purchases over the next three years, all of which the Company has budgeted for 1998.

         During the fourth quarter of 1997, the Company entered into a non-binding letter of intent to purchase certain shipyard assets, including real property and improvements, in Galveston, Texas for $5.5 million. Negotiations are still proceeding and it is anticipated that an agreement will be finalized in the second quarter of 1998.

         Currently, the Company has an aggregate $4.8 million in borrowing capacity under two revolving lines of credit, both of which bear interest at prime plus 1.0%. At December 31, 1997 the Company had $1.6 million outstanding under these facilities.

         As permitted by the Company's Indenture entered into in connection with the senior notes offering discussed above, the Company is negotiating to obtain a new revolving line of credit for additional borrowing capacity equal to the lesser of $20 million or 85% of eligible receivables.

         Management believes that with the net proceeds from the senior notes offering and cash generated from operations, the Company will have sufficient financial resources available to meet its anticipated requirements for acquisitions, capital expenditures, working capital and debt amortization for the next 12 months.

INFLATION AND CHANGING PRICES

         The Company does not believe that general price inflation has had a significant impact on the Company's results of operations during the periods presented. To the extent that the effects of inflation are not offset by improvements in manufacturing and purchasing efficiency and labor productivity, the Company generally has been able to take such effects into account in pricing its contracts with customers. There can be no assurance, however, that inflation will not have a material effect on the Company's business in the future. For information regarding the effects of increases in labor costs on the Company's results of operations in recent periods, see "General" and "Results of Operations."

ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for financial statements issued after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SEAS 131"). SEAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers SEAS 131 is effective for periods beginning after December 15, 1997.

YEAR 2000 COMPUTER ISSUE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         The Company currently believes that with recent upgrades made to its existing software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                          NO.
                                                                         ----
Report of Independent Certified Public Accountants  . . . . . . . . .      8

Consolidated Balance Sheets as of December 31, 1996 and 1997  . . . .      9

Consolidated Statements of Income for the years ended December 31,
1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .     10

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . . .     11

Consolidated Statements of Cash Flows for the years ended December 31,
1995, 1996, and 1997. . . . . . . . . . . . . . . . . . . . . . . . .     12

Notes to Consolidated Financial Statements  . . . . . . . . . . . . .     13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Wave Marine, Inc.

  We have audited the accompanying consolidated balance sheets of First Wave Marine, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of First Wave Marine, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Grant Thornton LLP

Houston, Texas
March 20, 1998

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                       -------------------

                                                                         1996        1997
                                                                       -------     -------
CURRENT ASSETS
  Cash and cash equivalents .........................................  $    --    $   378
  Accounts receivable, less allowance of $-0- in 1996 and
   $37 in 1997.......................................................    5,147      8,488
  Inventories .......................................................      566        792
  Costs and estimated earnings in excess of billings on
     uncompleted contracts...........................................    1,125        793
  Other .............................................................      283        341
  Income tax receivable..............................................      139        773
  Deferred income taxes..............................................       23        281
                                                                       -------    -------
          Total current assets.......................................    7,283     11,846
PROPERTY AND EQUIPMENT, NET..........................................   16,755     23,326
FINANCING COSTS, net of amortization ................................      538      1,438
GOODWILL AND OTHER INTANGIBLES, net of amortization..................      124      2,726
DEPOSITS.............................................................      232        210
                                                                       -------    -------
                                                                       $24,932    $39,546
                                                                       =======    =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to bank .......................................................  $    88    $    --
  Current portion of long-term obligations and notes payable.........    2,396        215
  Trade accounts payable.............................................      897      1,354
  Accrued liabilities................................................    1,188      3,956
                                                                       -------    -------
          Total current liabilities..................................    4,569      5,525
LONG-TERM OBLIGATIONS, net of current portion........................   10,872     17,781
SUBORDINATED DEBT....................................................    6,914      6,876
DEFERRED INCOME TAXES................................................      236        632
OTHER LIABILITIES....................................................       57        678
MINORITY INTEREST IN SUBSIDIARY......................................      391        --
COMMITMENTS AND CONTINGENCIES........................................      --         --
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000 shares authorized,
     no shares issued................................................      --         --
  Common stock, no par value in 1996, $.01 par value in 1997,
     21,000 shares authorized, 10,650 shares issued and outstanding at December 31, 1996 and 11,757 shares issued and outstanding
     at December 31, 1997............................................        1        118
  Additional paid-in capital.........................................       --      3,490
  Retained earnings..................................................    1,892      4,446
                                                                       -------    -------
                                                                         1,893      8,054
                                                                       -------    -------
                                                                       $24,932    $39,546
                                                                       =======    =======

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1995             1996              1997
                                                          ---------        ---------        -----------
REVENUES
  Repair and upgrades . . . . . . . . . .                   $15,392          $20,997           $28,331
  New construction  . . . . . . . . . . .                     3,321            2,841             1,002
  Environmental services  . . . . . . . .                     3,287            4,119             5,283
                                                            -------          -------           -------
                                                             22,000           27,957            34,616
COST OF REVENUES  . . . . . . . . . . . .                    17,043           18,623            19,952
                                                            -------          -------           -------
  Gross profit  . . . . . . . . . . . . .                     4,957            9,334            14,664
GENERAL AND ADMINISTRATIVE EXPENSES . . .                     3,623            5,629             7,437
                                                            -------          -------           -------
  Income from operations  . . . . . . . .                     1,334            3,705             7,227
INTEREST EXPENSE  . . . . . . . . . . . .                       247              829             1,815
MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY  . . . . . . . . . . . . . .                        76              219               750
                                                            -------          -------           -------
  Income before income taxes  . . . . . .                     1,011            2,657             4,662
INCOME TAX EXPENSE                                              283            1,098             2,001
                                                            -------          -------           -------
     NET INCOME . . . . . . . . . . . . .                   $   728          $ 1,559           $ 2,661
                                                            =======          =======           =======
Earnings per share
  Basic . . . . . . . . . . . . . . . . .                   $   .07          $   .15           $   .25
                                                            =======          =======           =======
  Diluted . . . . . . . . . . . . . . . .                   $   .07          $   .15           $   .25
                                                            =======          =======           =======
Weighted-averaged shares
  Basic . . . . . . . . . . . . . . . . .                    10,650           10,650            10,680
                                                            =======          =======           =======
  Diluted . . . . . . . . . . . . . . . .                    10,650           10,650            10,680
                                                            =======          =======           =======

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  COMMON STOCK
                            ------------------------   ADDITIONAL                   TOTAL
                                                        PAID-IN      RETAINED    STOCKHOLDERS'
                               SHARES       AMOUNT      CAPITAL      EARNINGS       EQUITY
                            -----------  -----------  -----------   -----------  -----------
Balance at January 1, 1995    10,650      $     1        $  --      $   (259)   $    (258)
  Distribution to
   stockholders . . . . .         --           --           --          (136)        (136)
  Net income  . . . . . .         --           --           --           728          728
                               -----         ----         ----        ------       ------
Balance at December 31,
1995  . . . . . . . . . .     10,650            1           --           333          334
  Net income  . . . . . .         --           --           --         1,559        1,559
                               -----         ----         ----        ------       ------
Balance at December 31,
1996  . . . . . . . . . . . . 10,650            1           --         1,892        1,893
  Change in par value . . . .     --            9           --            (9)          --
  Issuance of common stock. .    108           --            2            --            2
  Stock split effected in
   the form of a dividend . .     --           98           --           (98)          --
  Issuance of common stock
   in exchange for minority
   interest of subsidiary . .    999           10        3,488            --        3,498
  Net income  . . . . . . . .    --            --           --         2,661        2,661
                               -----         ----    ---------        ------       ------
Balance at December 31,
  1997. . . . . . . . . . . . 11,757         $118     $  3,490        $4,446       $8,054
                              ======         ====     ========        ======       ======

         The accompanying notes are an integral part of this statement.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1995          1996            1997
                                                            --------      --------      ----------
Cash flows from operating activities
  Net income  . . . . . . . . . . . . . . . . . . . . .       $   728       $ 1,559         $ 2,661
  Adjustments to reconcile net income to net cash
     provided by operating activities . . . . . . . . .           259           680           1,521
     Depreciation and amortization  . . . . . . . . . .
     Minority interest on earnings  . . . . . . . . . .           76           219             750
     Provision for doubtful accounts. . . . . . . . . .            --            --              37
     Loss on sale of property and equipment . . . . . .            --            --               4
     Deferred income tax provision  . . . . . . . . . .           (29)          242             138
     Change in assets and liabilities
       Increase in accounts receivable  . . . . . . . .        (1,357)       (1,263)         (3,378)
       Decrease (increase) in inventories . . . . . . .           314          (256)           (226)
       Decrease (increase) in costs and
        estimated earnings in excess of
        billings on uncompleted contracts . . . . . . .           281          (251)            332
       Increase in other assets . . . . . . . . . . . .           (89)         (150)            (58)
       Increase in income tax receivable  . . . . . . .            --          (139)           (634)
       (Increase) decrease in deposits  . . . . . . . .          (290)           58              22
       Increase (decrease) in due to bank . . . . . . .            --            88             (88)
       (Decrease) increase in trade accounts payable. .          (198)           44             457
       Increase in accrued liabilities  . . . . . . . .           376           317           2,768
       Decrease in billings in excess of costs and
        estimated earnings on uncompleted contracts . .           (56)           --              --
       Increase in other liabilities  . . . . . . . . .            21            36             621
                                                              -------       -------         -------
          Net cash provided by operating activities                36         1,184           4,927
Cash flows from investing activities
  Acquisition of property and equipment . . . . . . . .          (934)       (1,425)         (3,256)
  Proceeds from sales of property and equipment . . . .            --            --              12
  Asset acquisition costs . . . . . . . . . . . . . . .            --            --            (298)
                                                              -------       -------         -------
          Net cash used by investing activities . . . .          (934)       (1,425)         (3,542)
Cash flows from financing activities
  Proceeds from issuance of debt  . . . . . . . . . . .         3,393         3,435           1,130
  Payments on long-term debt and notes payables . . . .        (3,395)       (2,113)         (1,251)
  Net (payments) proceeds on revolving lines of credit            886          (567)             81
  Financing costs . . . . . . . . . . . . . . . . . . .            --          (580)           (969)
  Issuance of common stock  . . . . . . . . . . . . . .            --            --               2
                                                              -------       -------         -------
          Net cash provided (used) by financing
            activities  . . . . . . . . . . . . . . . .           884           175          (1,007)
                                                              -------       -------         -------
          Net (decrease) increase in cash . . . . . . .           (14)          (66)            378
Cash and cash equivalents at beginning of period  . . .            80            66              --
                                                              -------       -------         -------
Cash and cash equivalents at end of period  . . . . . .       $    66       $    --         $   378
                                                              =======       =======         =======



        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

  The accompanying consolidated financial statements include the accounts of First Wave Marine, Inc. (the Company) and its wholly-owned subsidiaries, Newpark Shipbuilding and Repair, Inc. (Newpark), EAE Industries, Inc., EAE Services, Inc., Newpark Marine Fabricators, Inc. and Louisiana Ship, Inc. The minority interest stockholders of Newpark exchanged their shares of Newpark for shares of the Company effective December 31, 1997 (see note N). All material intercompany balances and transactions have been eliminated in consolidation.

  The Company's business is concentrated in providing shipyard and related environmental services to the offshore support vessel, offshore barge and inland marine industries, and the Company customarily extends credit to such customers. The Company provides a full range of repair and construction services as well as environmental services including cleaning, degassing and wastewater disposal from its location along the Houston Ship Channel in Houston, Texas.

2. REVENUE RECOGNITION

  Revenues from construction performed under lump-sum contracts are recognized on the percentage-of-completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts.

  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

  The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  Revenues from repairs, upgrades and environmental services performed under time-and-materials arrangements are recognized as the services are provided.

  Included in accounts receivable are unbilled receivables in the amounts of $938 and $2,450 at December 31, 1996 and 1997, respectively, all of which are due within a one year period.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              - CONTINUED

3. INVENTORIES

  Inventories consist of raw materials and repair parts. Inventories are valued at the lower of cost or market using the first-in, first-out method.

4. INCOME TAXES

  Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

5. PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets.

6. USE OF ESTIMATES

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7. CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

8. FINANCING COSTS

  Financing costs are amortized over the life of the related loan. Accumulated amortization on financing costs at December 31, 1996 and 1997 was $42 and $111, respectively. Also included in financing costs at December 31, 1997 are financing costs related to the senior notes offering completed in February 1998.

9. GOODWILL AND OTHER INTANGIBLES

  Goodwill resulting from acquisitions is being amortized on a straight-line method over 40 years. Organizational costs are amortized on a straight-line method over a period of five years. Accumulated amortization on goodwill and other intangibles at December 31, 1996 and 1997 was $94 and $146, respectively.

  When events and circumstances so indicate, the carrying value of goodwill and other intangibles is assessed for recoverability based upon cash flow forecasts. No impairment losses have been recognized in any of the periods presented.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            - CONTINUED

10. EARNINGS PER SHARE

  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. All periods presented have been restated to reflect the adoption of this SFAS.

  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, adjusted for any dilutive potential common shares outstanding during the period. Incentive stock options granted on December 30, 1997 were the only dilutive common shares outstanding during 1997.

  On September 30, 1997, the Company merged into and became a Delaware corporation which effectively resulted in a stock split of 1,000 for 1 and the establishment of a $.01 par value on the common stock. All share and per share data have been restated to give effect to the stock split.

  On November 20, 1997, the Company's common stock was split 10.65 for 1 to stockholders of record on that date, and was effected as a stock dividend. All share and per share data have been restated to give effect to the stock split.

11. RECLASSIFICATIONS

  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE B -- CONTRACTS IN PROGRESS

  Information regarding construction under lump-sum contracts in progress as of December 31, are as follows:

                                             1995          1996       1997
                                            ------        ------     ------
Expenditures on uncompleted contracts . .    $ 712        $2,276     $1,379
Estimated earnings  . . . . . . . . . . .      162         1,377      1,123
                                             -----        ------     ------
                                               874         3,653      2,502
Less billings applicable thereto  . . . .       --         2,528      1,709
                                             -----        ------     ------
Costs and estimated earnings in excess
  of billings on uncompleted contracts. .    $ 874        $1,125     $  793
                                             =====        ======     ======
Included in the accompanying balance
  sheet under the following caption:
Costs and estimated earnings in excess
  of billings on uncompleted contracts . .   $ 874        $1,125     $  793
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts  . . . . . . . . . . . . . . .      --            --         --
                                             -----        ------     ------
                                             $ 874        $1,125     $  793
                                             =====        ======     ======

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE C -- PROPERTY AND EQUIPMENT

  Property and equipment are summarized as of December 31, as follows:

                                    ESTIMATED
                                     USEFUL
                                    LIVES IN
                                      YEARS       1996        1997
                                    --------   ----------  ----------
Land  . . . . . . . . . . . . . . .       --       $3,355      $4,843
Buildings . . . . . . . . . . . . .    31-40        4,584       6,453
Automobiles . . . . . . . . . . . .      5-7           59         188
Office furniture, fixtures and
   equipment. . . . . . . . . . . .      3-5          211         365
Equipment . . . . . . . . . . . . .     5-16        8,693      12,321
Construction in progress  . . . . .                   704       1,397
                                                  -------     -------
                                                   17,606      25,567
   Less accumulated depreciation  .                  (851)     (2,241)
                                                  -------     -------
                                                  $16,755     $23,326
                                                  =======     =======

NOTE D -- LONG-TERM OBLIGATIONS AND NOTES PAYABLE

   Long-term obligations and notes payable as of December 31, consist of the following:

                                                            1996          1997
                                                          -------       -------
Revolving line of credit of $4,000 at a bank;
  interest at prime plus 1% (9.5% at December 31,
  1997) due monthly; principal due on demand;
  collateralized by receivables, inventory and
  guaranteed by the chairman of the Company  . . . . . . . $  1,519      $1,027
Note payable to a corporation; unsecured; due on
  demand; interest at 7% . . . . . . . . . . . . . . . . .       --         215
Note payable to a financial institution; due in
  monthly installments of $159 including interest at
  10.42% through September 2003; collateralized by
  all assets, stock issued, and guaranteed by
  the chairman of the Company  . . . . . . . . . . . . . .   11,630      10,903
Subordinated note payable to a corporation; interest
  at 5%; principal and interest due September 2003;
  collateralized by all assets, stock issued, and
  guaranteed by the chairman of the Company. . . . . . . .    6,328       6,328
Notes payable to a bank; interest ranging from 8% to
  10.75%; due in monthly installments of $5 through
  March 2000, collateralized by certain assets and
  guaranteed by the chairman of the Company. . . . . . . .      119          --
Subordinated note payable to a corporation; due in monthly
  installments of $7 including interest of 8% through
  September 2003. Additional payments of principal of $40
  are due on each of the third, fourth, fifth and sixth
  anniversary dates of the note; guaranteed by the
  chairman of the Company . . . . . . . . . . . . . . . . .     586         548

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE D - LONG-TERM OBLIGATIONS AND NOTES PAYABLE- CONTINUED

Note payable to a financial institution; due
 in monthly installments of $10, including interest at
  9.25% through February 2002; collateralized by
  equipment, and guaranteed by the chairman of the
  Company . . . . . . . . . . . . . . . . . . . . . . . . .        $   --     $  483
Note payable to a financial institution; due in
  monthly installments of $8, including interest at
  9.90% through August 2003; collateralized by all
  assets, stock issued, and guaranteed by the
  chairman of the Company . . . . . . . . . . . . . . . . .            --        587
Note payable to a bank; due in monthly installments
  of $21, including interest at prime plus 1%
  through August 2000; collateralized by accounts
  receivable, inventories and property and
  equipment, and guaranteed by the chairman of the
  Company . . . . . . . . . . . . . . . . . . . . . . . . .            --        569
Notes payable to banks; interest ranging from 8.5%
  to 9.5%; collateralized by automobiles. . . . . . . . . .            --         59
Revolving line of credit of $800 at a bank; interest
  at prime plus 1% (9.5% at December 31, 1997);
  collateralized by receivables, inventory and fixed
  assets  . . . . . . . . . . . . . . . . . . . . . . . . .            --        586
Notes payable to a bank; due in monthly installments
  of $8, including interest at prime plus 1% (9.5% at
  December 31, 1997); collateralized by receivables,
  inventory and fixed assets  . . . . . . . . . . . . . . .            --        358
  Capital lease obligation  . . . . . . . . . . . . . . . .            --      3,209
                                                                  -------    -------
                                                                   20,182     24,872
  Less current portion  . . . . . . . . . . . . . . . . . .         2,396        215
                                                                  -------    -------
                                                                  $17,786    $24,657
                                                                  =======    =======

  In February 1998, all notes payable and long-term obligations of the Company were paid in full, except for the following: $215 note payable to a corporation, $6,328 subordinated note payable to a corporation and the $3,209 capital lease obligation. These debt obligations were paid in full with proceeds from the $90 million senior notes offering completed in February 1998 (see note M). Because these debt obligations were paid with long-term obligations, these loans are classified as long-term debt in the consolidated balance sheet of the Company. In connection with the early extinguishment of this debt, the Company will incur prepayment penalties of approximately $850,000 and the write-off of approximately $470,000 in loan origination costs in the first quarter of 1998.

  Certain notes payable are subject to loan agreements which contain, among other things, provisions restricting other borrowings, acquisitions, capital expenditures, redemption of the Company's stock and dividends, and require the Company to maintain certain financial ratios.

  The $6,328 subordinated note payable contains a default penalty of $2,206 if the note is not fully paid by the maturity date. It is management's intention to pay this note in full prior to the maturity date, September 30, 2003.

  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $17,643 and $24,059 at December 31, 1996 and 1997.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE E -- INCOME TAXES

  The components of income tax expense are as follows:

                                             YEAR ENDED

                                            DECEMBER 31,
                                   ---------------------
                                     1995       1996      1997
                                   --------  ---------  --------
 Current tax expense . . . . . . .   $312         $856    $1,863
 Deferred tax expense (benefit). .    (29)         242       138
                                     ----       ------    ------
                                     $283       $1,098    $2,001
                                     ====       ======    ======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                     DECEMBER 31,
                                  ------------------
                                    1996       1997
                                 --------   ---------
Deferred tax assets:
 Percentage of completion
   allowance . . . . . . . .      $   23      $  18
 Bonus accrual . . . . . . .          --        206
 Other . . . . . . . . . . .          --         57
                                  ------      -----
                                  $   23      $ 281
                                  ======      =====
Deferred tax liabilities:
 Capitalized small tools . .      $  (39)     $ (40)
 Depreciation  . . . . . . .        (197)      (592)
                                  ------      -----
                                  $ (236)     $(632)
                                  ======      =====


     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:




                                         YEAR ENDED

                                        DECEMBER 31,
                             ---------------------------------
                                1995        1996       1997
                             ----------  ---------  ----------
Statutory federal income
  tax rate  . . . . . . .      34.00%      34.00%     34.00%
Change in valuation
  allowance . . . . . . .     (11.09)         --         --
Minority interest . . . .       2.56        2.80       5.47
State taxes . . . . . . .       2.16        3.61       3.99
Other . . . . . . . . . .       0.36        0.91       (.53)
                               -----       -----      -----


  Effective income tax rate    27.99%      41.32%     42.93%
                               =====       =====      =====


  The Company utilized its remaining net operating loss carryforward of $300 during 1995.

NOTE F -- LEASING ARRANGEMENTS

  Prior to the acquisition of facilities and equipment in 1996, the Company conducted its operations in leased facilities and leased certain equipment under operating leases. Rental expense for operating leases was $1,631, $1,202 and $39 for 1995, 1996 and 1997.

  In October 1997, the Company entered into a lease agreement for a shipyard facility in Galveston, Texas. The lease agreement provides for an initial term of fifteen years with options to renew up to a total term of ninety-nine years, and monthly payments of $58. The Company is further obligated to spend at least $20,000 on improvements and equipment for the facility prior to January 31, 2001. Rental expense for this operating lease during 1997 was $116.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE F  -- LEASING ARRANGEMENTS - CONTINUED

  Effective December 1, 1997, the Company entered into an agreement to lease an airplane from an entity that is owned by two shareholders of the Company. The lease provides for a term of five years at a monthly rental of $5. Under the terms of the lease, the Company is required to maintain the airplane in good working condition, to pay all operating expenses related to the airplane and to maintain insurance on the airplane. Company policy requires that any direct costs related to personal use of the airplane be reimbursed to the Company.

  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 1997 are as follows:

Year ended December 31:
        1998  . . . . . . . . . . . . .      $  760
        1999  . . . . . . . . . . . . .         760
        2000  . . . . . . . . . . . . .         760
        2001  . . . . . . . . . . . . .         760
        2002  . . . . . . . . . . . . .         755
        Thereafter  . . . . . . . . . .       6,883
                                            -------
                                            $10,678
                                            ========

  In August 1997, the Company commenced certain of its operations in leased facilities. For financial reporting purposes, minimum lease rentals relating to the building and land have been capitalized. The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the lease. The lease, which is noncancelable, expires in August 2002, at which time ownership of the assets will transfer to the Company. The following is a schedule of leased property under capital leases at December 31, 1997:

Land  . . . . . . . . . . . . . . . .     $1,417
Buildings and equipment . . . . . . .      1,792
                                          ------
                                           3,209
Less accumulated depreciation . . . .         37
                                          ------
                                          $3,172
                                          ======

  The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 1997:

 Year ended December 31:
      1998 . . . . . . . . . . . . . .    $     --
      1999 . . . . . . . . . . . . . .         200
      2000 . . . . . . . . . . . . . .         595
      2001 . . . . . . . . . . . . . .         655
      2002 . . . . . . . . . . . . . .       3,323
                                          --------
 Total minimum lease payments. . . . .       4,773
 Less amount representing interest . .       1,564
                                          --------
                                             3,209
 Current portion . . . . . . . . . . .         --
                                          --------
 Noncurrent portion  . . . . . . . . .    $  3,209
                                          ========

NOTE G -- CONTINGENCIES

  In November 1997, the Company entered into a nonbinding letter of intent to purchase certain shipyard assets, including real property and improvements, in Galveston, Texas for $5,500.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE G -- CONTINGENCIES - CONTINUED

  The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe the outcome of these actions will have a material impact on the financial statements of the Company.

  The Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. The Company from time to time is involved in administrative and other proceedings under environmental laws involving its operations and facilities. Environmental laws could impose liability for remediation costs or result in civil or criminal penalties in cases of noncompliance. Environmental laws have been subject to frequent change; therefore, the Company is unable to predict the future costs or other future impact of environmental laws on its operations.

NOTE H -- HEALTH INSURANCE PLAN

  The Company had a self-insured health plan. The aggregate annual amount of self-insurance that had to be paid before stop-loss insurance applied varied based on enrollment and approximated $710 at December 31, 1996. The individual amount of insurance that had to be paid before stop-loss insurance applied was $50 per individual claim. Expense under this self-insured plan was approximately $469 and $694 for the years ended December 31, 1995 and 1996. As of January 1, 1997 the Company terminated the self-insured health plan.

NOTE I -- BENEFIT PLAN

  Eligible employees of the Company participate in a 401(k) deferred savings plan (the Plan). Under the Plan, participating employees may allocate up to 15% of their salary and the Company, at its discretion, may make contributions to the Plan. The Company contributed approximately $26, $42 and $39 for the years ended December 31, 1995, 1996 and 1997.

NOTE J -- NEW PRONOUNCEMENTS

  The FASB has issued Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997.

  Management believes that the adoption of the above two statements in 1998 will not have a material impact on the Company's financial statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE K -- RELATED PARTY TRANSACTIONS

  The Company paid management fees to stockholders and entities related by common ownership for the years ended December 31, 1995, 1996 and 1997 totaling $480, $1,346 and $180.

  The Company paid loan costs of $110 in 1996 to a related entity for services rendered in connection with obtaining certain long-term debt.

  During 1997, the Company loaned $185 to a company related by common ownership. The loan was due on demand and bore an interest rate of 12%. Additionally, the Company pledged a $100 certificate of deposit to secure a bank loan of this related company. In October 1997, when the principal balance on the loan was $165, the Company sold the notes receivable and the certificate of deposit to two shareholders of the Company at book value. Subsequent to the sale, the two shareholders received a bonus equal to the amount of their payable to the Company and the receivables from the two shareholders were eliminated.

NOTE L -- MAJOR CUSTOMERS

  The Company had the following customers to which it had sales exceeding 10% of total Company sales for the year ended December 31,:

                             1995       1996       1997
                          -------    -------    -------
 SEACOR Smit Inc               (a)     22.1%    11.0%
 Kirby Corporation          28.0%      15.3%    20.7%
 Seariver Maritime          12.2%         (a)      (a)
----------
(a) less than 10%

NOTE M -- SUBSEQUENT EVENTS

  ACQUISITION -- On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15 million in cash and issued a promissory note in the amount of $4 million. The Company used a portion of the proceeds from its $90 million senior notes offering (discussed below) to fund the cash portion of the acquisition. The promissory note is adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization of the acquired company. The promissory note must be paid on or before July 31, 1998. The acquisition will be accounted for using the purchase method of accounting.

  11% SENIOR NOTES OFFERING -- On February 2, 1998, the Company completed an offering of $90 million of senior notes. The senior notes bear interest at the rate of 11% per annum; principal is due at maturity in February 2008. The senior notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. The Company is subject to certain restrictive covenants under the related trust indenture.
The indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, allow subsidiaries to create certain dividend and other payment restrictions, enter into sale and leaseback transactions, and issue or sell capital stock of subsidiaries.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- SUBSEQUENT EVENTS - CONTINUED

  Management has determined that presentation of separate financial statements of the Company's subsidiaries who will guarantee the debt would not be material to an investment decision. The Company has minimal operations and assets other than its investment in subsidiaries. The condensed combined financial information for the Company's subsidiaries who will guarantee the debt is as follows:

                                            1995     1996      1997
                                         -------    ------    ------
Current Assets
  Cash and Cash Equivalents             $    66    $    --   $   373
  Accounts Receivable . . . . . . . .     4,759      5,147     8,425
  Other . . . . . . . . . . . . . . .       485      2,144     2,269
                                        -------    -------   -------
                                          5,310      7,291    11,067
Other . . . . . . . . . . . . . . . .     1,317     16,987    24,445
Intangible Assets . . . . . . . . . .       167        662     1,105
                                        -------    -------   -------
  Total Assets  . . . . . . . . . . .   $ 6,794    $24,940   $36,617
                                        =======    =======   =======
Current Liabilities . . . . . . . . .   $ 5,182    $ 4,191   $ 4,228
Noncurrent Liabilities  . . . . . . .       132     18,079    25,565
Stockholders' Equity  . . . . . . . .     1,480      2,670     6,824
                                        -------    -------   -------
  Total Liabilities and Stockholders'
  Equity  . . . . . . . . . . . . . .   $ 6,794    $24,940   $36,617
                                        =======    =======   =======
Revenues  . . . . . . . . . . . . . .   $22,000    $27,772   $34,613
Gross Profit  . . . . . . . . . . . .   $ 4,957    $18,623   $14,661
Earnings from Operations  . . . . . .   $ 1,334    $ 3,736    $8,496
Net Earnings  . . . . . . . . . . . .   $   804    $ 1,824    $4,242

  SHAREHOLDER LINE OF CREDIT -- In February 1998, the board of directors of the Company approved a maximum $1,000 line of credit available to three shareholders of the Company. The line of credit allows borrowings of up to $600 to one of the shareholders and up to $200 to each of the other two shareholders. Any borrowings under the line of credit will bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period commencing two years from the date of each advance.

NOTE N -- PURCHASE OF MINORITY INTEREST OF NEWPARK

  Effective December 31, 1997, the Company completed the acquisition of all the minority interests of its subsidiary, Newpark pursuant to a Stock Exchange Agreement dated October 16, 1997. The minority shareholders of Newpark exchanged shares representing 17% ownership in Newpark for a total of 999 shares of common stock of the Company. The 999 shares of the Company were valued at $3.50 per share based on the fair value of the Company. Goodwill resulting from the exchange of approximately $2,400 will be amortized over a period of 40 years.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION

  During 1996 and 1997, the Company financed the purchase of assets with term debt and notes payable in the amount of $14,897 and $4,730, respectively. During 1995, assets of $136 were distributed to the stockholders.

  Interest of $335, $619 and $1,389 was paid in 1995, 1996 and 1997, respectively. Income taxes of $240, $952 and $2,107 were paid in 1995, 1996 and 1997, respectively.

  As discussed in note N, on December 31, 1997, the Company completed the acquisition of 100% of the minority interest of one of its subsidiaries by exchanging stock in the Company for the remaining stock of the subsidiary.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE P -- INCENTIVE EQUITY PLAN

  On November 20, 1997, the board of directors of the Company approved the 1997 Incentive Equity Plan. The plan provides for the issuance of a maximum of 1,800 shares at an exercise price of not less than 100% of the fair market value of a share of common stock of the Company at the date of grant. Certain options under the plan provide for an annual vesting of 20% per year beginning with the first anniversary of the date of grant. Other options under the plan provide for an annual vesting of 33-1/3% per year beginning with the first anniversary of the date of grant. All options under the plan provide for a term of ten years. On December 30, 1997, through board of director approval, the 1997 Incentive Equity Plan was amended and became the 1997 Amended and Restated Incentive Equity Plan.

  The Company applies Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan, as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based plan been determined based on the fair value at the grant date, consistent with the method of Statement of Financial Accounting Standard No. 123 (SFAS 123), the Company's net income and earnings per share would have been as follows:

                                            1997
                                          ------


Net income
  As reported . . . . . . . . . . . .    $  2,661
  Proforma  . . . . . . . . . . . . .    $  2,658
Basic earnings per share
  As reported . . . . . . . . . . . .    $  .25
  Proforma  . . . . . . . . . . . . .    $  .25
Diluted earnings per share
  As reported . . . . . . . . . . . .    $  .25
  Proforma  . . . . . . . . . . . . .    $  .25

  The fair value of options granted on December 30, 1997 was estimated using the minimum value method as permitted by SFAS 123 for a nonpublic company. The following assumptions were used for the options granted: no dividend yield; risk-free interest rate of 5.725%; and an expected life of 7-1/2 years.

  On December 30, 1997, the Company granted a total of 1,482 options to employees at an option price of $3.50, the fair market value at the date of grant. Of the total options granted, 942 were granted with a vesting period of five years and 540 were granted with a vesting period of three years. The fair value of options granted during 1997 was $1.22. No options are exercisable at December 31, 1997.

ITEMS 9-13.      NOT REQUIRED PURSUANT TO RULE 15D-2 OF THE SECURITIES EXCHANGE
                 ACT OF 1934.

ITEM 14.         EXHIBITS

         Although Rule 15d-2 of the Securities Exchange Act of 1934 does not require Exhibit filings with this Special Report on Form 10-K, Exhibit 27, Financial Data Schedule has been included.

         *27 ---- Financial Data Schedule





*filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST WAVE MARINE, INC.



                                        By:       /s/ David B. Ammons
                                           ------------------------------------
                                                 David B. Ammons
                                                 Executive Vice President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Signature                                 Title                               Date
                ---------                                 -----                               ----
           /s/ Samuel F. Eakin                Chairman of the Board, Chief               March 27, 1998
 --------------------------------------       Executive Officer and Director
             Samuel F. Eakin                  (Principal Executive Officer)



          /s/ Frank W. Eakin                President, Chief Operating Officer           March 27, 1998
 --------------------------------------                and Director
             Frank W. Eakin

         /s/ David B. Ammons                 Executive Vice President, Chief             March 27, 1998
 --------------------------------------      Financial Officer, Secretary and
             David B. Ammons                             Director
                                              (Principal Financial Officer)



         /s/ Dale E. Schexnayder                   Corporate Controller                  March 27, 1998
 --------------------------------------       (Principal Accounting Officer)
           Dale E. Schexnayder


         /s/ James D. Cole                               Director                        March 27, 1998
 --------------------------------------
              James D. Cole



        /s/ Paul E. O'Neill, II                          Director                        March 27, 1998
 --------------------------------------
           Paul E. O'Neill, II

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         No annual report or proxy material has been sent to security holders. None will be sent covering Registrant's last fiscal year other than this Form 10-K.

                                Exhibit Index




    27       Financial Data Schedule