Form 10-Q
period 1998-03-31
FIRST WAVE MARINE INC
filed 1998-05-15
CIK 1047860

================================================================================


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


   4000 S. SHERWOOD FOREST BOULEVARD
             SUITE 603
        BATON ROUGE, LOUISIANA                             70816
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (504) 292-8800

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

  Number of shares of common stock outstanding as of May 13, 1998: 11,756,955.

                             FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 1998




                                                                                               PAGE

PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements

                       Consolidated Balance Sheets - March 31, 1998 and
                           December 31, 1997                                                      1

                       Consolidated Statements of Operations for the Three Month
                           Period Ended March 31, 1998 and 1997                                   2

                       Consolidated Statements of Cash Flows for the Three Month
                           Period Ended March 31, 1998 and 1997                                   3

                       Notes to Consolidated Financial Statements                                 4

Item 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                  7


PART II:          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                      11

Item 6.           Exhibits and Reports on Form 8-K                                               12


Item 1. Financial Statements

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS
                                                                                          March 31,     December 31,
                                                                                            1998            1997
                                                                                        -----------     ------------
                                                                                        (Unaudited)
                Current assets:
                   Cash and cash equivalents                                            $    33,821     $        378
                   Investments-held-to-maturity                                              11,017              ---
                   Accounts receivable, less allowance of $134 in 1998
                      and $37 in 1997                                                        17,504            8,488
                   Inventories                                                                  786              792
                   Costs and estimated earnings in excess of billings on
                      Uncompleted contracts                                                     117              793
                   Prepaids and other                                                           263              341
                   Income tax receivable                                                        111              773
                   Deferred income taxes                                                         81              281
                                                                                        -----------     ------------
                      Total current assets                                                   63,700           11,846
                Property and equipment, net                                                  47,891           23,326
                Financing costs, net                                                          4,302            1,438
                Goodwill and other intangibles, net                                          16,629            2,726
                Deposits and other                                                              623              210
                                                                                        -----------     ------------
                                                                                        $   133,145     $     39,546
                                                                                        ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                Current liabilities:
                   Notes payable                                                        $    10,847     $        215
                   Trade accounts payable                                                     2,973            1,354
                   Accrued liabilities                                                        6,214            3,956
                                                                                        -----------     ------------
                      Total current liabilities                                              20,034            5,525
                Long-term obligations                                                         3,209           17,781
                Subordinated debt                                                             6,328            6,876
                Senior notes                                                                 90,000              ---
                Deferred income taxes                                                         5,229              632
                Other liabilities                                                             1,152              678
                Commitments and contingencies                                                   ---              ---
                Stockholders' equity:
                   Preferred stock, $.01 par value, 2,000 shares
                       authorized, no shares issued                                             ---              ---
                   Common stock, $.01 par value, 21,000 shares
                       authorized, 11,757 shares issued and outstanding
                       at March 31, 1998 and December 31, 1997                                  118              118
                   Additional paid-in capital                                                 3,490            3,490
                   Retained earnings                                                          3,585            4,446
                                                                                        -----------     ------------
                                                                                              7,193            8,054
                                                                                        -----------     ------------
                                                                                        $   133,145     $     39,546
                                                                                        ===========     ============


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Month Period Ended March 31,
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                            1998              1997
                                                                                         ---------          --------
          Revenues:
             Repair and upgrades                                                         $   13,368         $  6,801
             New construction                                                                 1,019              764
             Environmental services                                                           1,380            1,360
                                                                                         ----------         --------
                                                                                             15,767            8,925
          Cost of revenues                                                                   10,182            5,280
                                                                                         ----------         --------
             Gross profit                                                                     5,585            3,645
          General and administrative expenses                                                 3,704            1,813
                                                                                         ----------         --------
             Income from operations                                                           1,881            1,832
          Interest expense - net                                                              1,726              418
          Minority interest in net earnings of subsidiary                                       ---              166
                                                                                         ----------         --------
             Income before income taxes and extraordinary item                                  155            1,248
          Income tax expense                                                                     83              493
                                                                                         ----------         --------
             Income before extraordinary item                                                    72              755
          Extraordinary item - loss on extinguishment of debt, net of
             income tax benefit of $559                                                        (933)             ---
                                                                                         ----------         --------
             Net income (loss)                                                           $     (861)        $    755
                                                                                         ==========         ========
          Basic and diluted earnings per share:
             Before extraordinary item                                                   $    0 .01         $   0.07
             Extraordinary item                                                               (0.08)             ---
                                                                                         ----------         --------
             Net income (loss)                                                           $    (0.07)        $   0.07
                                                                                         ==========         ========
          Weighted-averaged shares:
             Basic and diluted                                                               11,757           10,650
                                                                                         ==========         ========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Month Period Ended March 31,
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                            1998             1997
                                                                                         ----------      -----------
                Cash flows from operating activities:
                   Net income (loss)                                                     $     (861)     $       755
                   Adjustments to reconcile net income (loss) to net cash
                      (used in) provided by operating activities:
                      Depreciation and amortization                                             733              344
                      Accretion of discounts on investments held-to-maturity                    (90)             ---
                      Minority interest on earnings                                             ---              166
                      Provision for doubtful accounts                                            88              ---
                      Write-off of financing costs                                              469              ---
                      Deferred income tax provision                                             204              172
                      Change in assets and liabilities, net of affects from
                        Acquisitions:
                        Accounts receivable                                                  (5,476)          (1,469)
                        Inventories                                                              36              237
                        Costs and estimated earnings in excess
                          of billings on uncompleted contracts                                1,373               90
                        Other assets                                                            916             (245)
                        Income tax receivable                                                  (502)             139
                        Deposits and other                                                     (271)             ---
                        Due to bank                                                             ---              (88)
                        Trade accounts payable                                                  519             (319)
                        Accrued liabilities                                                     931            1,213
                        Other liabilities                                                       174              200
                                                                                         ----------      -----------
                              Net cash (used in) provided by operating activities:           (1,757)           1,195
                                                                                         ----------      -----------
                Cash flows from investing activities:
                   Acquisition of property and equipment                                     (2,768)            (191)
                   Acquisition of business, net of cash acquired                            (13,899)             ---
                   Purchase of investments held-to-maturity                                  (10,926)             ---
                                                                                         ----------      -----------
                               Net cash used in investing activities                        (27,593)            (191)
                                                                                         ----------      -----------
                Cash flows from financing activities:
                   Proceeds from issuance of debt                                            90,000              734
                   Payments on long-term debt and notes payable                             (22,767)            (216)
                   Net payments on revolving lines of credit                                 (1,027)          (1,437)
                   Financing costs                                                           (3,413)             ---
                                                                                         ----------      -----------
                               Net cash provided by (used in) financing activities           62,793             (919)
                                                                                         ----------      -----------
                               Net increase in cash and cash equivalents                     33,443               85
                Cash and cash equivalents at beginning of period                                378              ---
                                                                                         ----------      -----------
                Cash and cash equivalents at end of period                               $   33,821      $        85
                                                                                         ==========      ===========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of March 31, 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 4 11% Senior Notes Offering - On February 2, 1998, the Company completed an offering of $90,000 aggregate principal amount of senior notes. The senior notes bear interest at the rate of 11% per annum; principal is due at maturity in February 2008. The senior notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. The Company is subject to certain restrictive covenants under the related trust indenture. The indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, allow subsidiaries to create certain dividend and other payment restrictions, enter into sale and leaseback transactions, and issue or sell capital stock of subsidiaries.

             The proceeds from the offering have been, and will be, used primarily for the following: (1) to complete the John Bludworth Marine, Inc. ("John Bludworth Marine") acquisition, (2) to prepay debt of the Company's subsidiaries, (3) to fund capital expenditures, and (4) to fund working capital needs. The Company recorded a one-time extraordinary charge to net income of $933, after benefit from income taxes, or $0.08 per share.

Note 5 Acquisition - On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of John Bludworth Marine, a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15,000 in cash and issued a promissory note in the amount of $4,000. The Company used a portion of the proceeds from its $90,000 senior notes offering (discussed above) to fund the cash portion of the acquisition. The promissory note is adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5,157. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1,480. As a result, included in "Notes Payable" in the March 31, 1998 consolidated balance sheet of the Company is a note payable to the former owner of John Bludworth Marine of approximately $10,637. The promissory note bears interest at 8.5% per annum and must be paid on or before July 31, 1998.

             The acquisition has been accounted for as a purchase and the results of John Bludworth Marine have been included in the accompanying consolidated financial statements since the date of the acquisition.

             The following unaudited pro forma consolidated results of operations have been prepared as if John Bludworth Marine had been acquired as of January 1 of fiscal 1998 and 1997. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.


                                                       1998               1997
                                                      -------            -------
             Revenues                                 $17,871            $15,011
             Income Before Extraordinary Item             222                371
             Net Income (Loss)                           (711)               371
             Basic and Diluted Earnings Per Share:
                  Before Extraordinary Item          $   0.02            $  0.02
                  Net Income (Loss)                     (0.06)              0.02

            The allocation of the purchase price resulted in intangibles, primarily goodwill, of approximately $14,081 which is being amortized on a straight-line basis over a forty year period.

Note 6 Shareholder Line of Credit - In February 1998, the board of directors of the Company approved a maximum $1,000 line of credit available to three shareholders of the Company. The line of credit allows borrowings of up to $600 to one of the shareholders and up to $200 to each of the other two shareholders. Any borrowings under the line of credit will bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001.

Note 7 Cash and Cash Equivalents - The Company maintains cash and cash equivalents with various financial institutions. At times, the balances in these accounts could exceed the FDIC insured balance limit of $100 per bank.

            At March 31, 1998, the Company had $30,000 invested in a money market fund. The fund seeks to pay income monthly and to maintain a constant value of $1 per share. The fund invests in high quality money market instruments which consist primarily of U.S. Treasury obligations, obligations issued or guaranteed by U.S. agencies or instrumentalities, mortgage-backed securities, commercial paper, bank obligations and deposit notes.

Note 8 Investments Held-to-Maturity - As a result of the 11% Senior Notes offering, the Company was required to deposit funds into a trust account to pay the first and second semi-annual interest payments on the notes. As a result, two securities were purchased with maturity dates as near as possible to the interest payment dates. A Fannie Mae Discount Note with a maturity date of July 27, 1998 was purchased for approximately $4,824 to cover the August 1, 1998 interest payment. A U.S. Treasury Bill with a maturity date of January 7, 1999 was purchased for approximately $4,718 to cover the February 1, 1999 interest payment. At maturity, the value of both securities will approximate the amount of the semi-annual interest payment, which is $4,950. The approximate fair value of the above two securities at March 31, 1998 was $9,613.

            Also included in Investments Held-to-Maturity are a certificate of deposit with a Louisiana financial institution in the amount of $1,000 with a maturity date of February 4, 1999, and another certificate of deposit with another Louisiana financial institution in the amount of $250 with a maturity date of February 3, 1999. The balances of both certificates of deposit exceed the FDIC insured balance limit of $100 per bank.

Note 9 Pending Acquisition - On May 1, 1998, the Company entered into a sale and purchase agreement to acquire certain assets of the barge construction business of Galveston Shipbuilding Company located in Galveston, Texas. The Company will acquire the fixed assets, including land, a contract to build four tank barges and four to five barge covers, and the name "Galveston Shipbuilding Company" for $5,500, subject to a final purchase price adjustment based upon the performance of the business. The Company anticipates that the acquisition will be completed by the end of May 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this report.

             GENERAL

             The Company engages in the repair and upgrade of inland and offshore marine vessels, including barges, boats, drilling rigs and ships, as well as the construction of various marine structures. The Company currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and JBM Pasadena) and two in the Galveston, Texas area (East Pelican Island and West Pelican Island). The Company acquired the JBM Pasadena and West Pelican Island shipyards on February 2, 1998.

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

             All statements other than statements of historical fact contained in this document, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning results of operations, results from proposed shipyard acquisitions, future expansion plans and other matters are forward-looking statements. Forward-looking statements in this document generally are accompanied by words such as "anticipate," "believe," estimate" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as the dependence on the oil and gas industry, difficulties related to managing growth in operations, dependence on significant customers, competition, the risks associated with contractual pricing, the success of the recent expansion into the offshore drilling rig segment, and labor, operating, regulatory and other risks in the shipbuilding industry and risks relating to the offshore support vessel, offshore barge and inland marine markets. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

             RECENT DEVELOPMENTS

             On February 2, 1998, the Company completed an offering of $90 million of senior notes. The senior notes bear interest at the rate of 11% per annum with principal due at maturity in February 2008. The senior notes are fully guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. The proceeds from the offering have been, and will be, used primarily for the following: (1) to complete the John Bludworth Marine Acquisition (discussed below), (2) to prepay debt of the Company's subsidiaries, (3) to fund capital improvements at the Company's East Pelican Island facility, and (4) to fund working capital needs. In connection with the early termination of debt, the Company incurred prepayment penalties of approximately $1.0 million and the writeoff of approximately $460,000 in loan origination costs in the first quarter of 1998.

             Simultaneously with closing the senior notes offering, the Company completed the acquisition of all of the outstanding shares of John Bludworth Marine, Inc. ("John Bludworth Marine"). The John Bludworth Marine acquisition provides the Company with the JBM Pasadena facility near Houston, Texas and the West Pelican Island facility in Galveston, Texas. The Company paid $15.0 million in cash and issued a promissory note in the amount of $4.0 million. The promissory note is adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5.2 million. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1.5 million. As a result, included in "Notes Payable" in the March 31, 1998 consolidated balance sheet of the Company is a note payable to the former owner of John Bludworth Marine of approximately $10.6 million. The promissory note bears interest at 8.5% per annum and must be paid on or before July 31, 1998.

             On May 1, 1998, the Company entered into a Sale and Purchase agreement to acquire certain assets of the barge construction business of Galveston Shipbuilding Company located in Galveston, Texas. First Wave will acquire the fixed assets, including land, a contract to build four tank barges and four to five barge covers, and the name "Galveston Shipbuilding Company" for $5.5 million, subject to a final purchase price adjustment based upon the performance of the business. The Company anticipates that the acquisition will be completed by the end of May 1998.

             RESULTS OF OPERATIONS

             Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

             Revenues increased 77% to $15.8 million in the 1998 period, compared with $8.9 million in the 1997 period, primarily due to four additional shipyards in operation during the 1998 period as compared to only one shipyard in operation during the 1997 period. The Greens Bayou facility did not begin operations until the third quarter of 1997. The lease on the East Pelican Island facility was not obtained until the fourth quarter of 1997 and this facility did not begin generating revenues until this first quarter of 1998. As discussed above, the JBM Pasadena and West Pelican Island facilities were acquired on February 2, 1998 as a result of the John Bludworth Marine acquisition. Only the results of operation of John Bludworth Marine subsequent to the date of acquisition are included in the results of operations of the Company for the three month period ended March 31, 1998.

             Cost of revenues rose 93% to $10.2 million in the 1998 period from $5.3 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period.

             Gross profit increased 53% to $5.6 million in the 1998 period from $3.6 million in the 1997 period due to the additional shipyards in operation during the 1998 period. The gross profit margin decreased to 35% in the 1998 period from 41% in the 1997 period, primarily due to the start-up nature of the East Pelican Island shipyard, and the decrease in higher margin environmental services revenue as a percentage of total revenue.

             General and administrative expenses increased 104% to $3.7 million in the 1998 period from $1.8 million in the 1997 period. General and administrative expenses as a percentage of revenues for the 1998 period represented 23% of total revenues, as compared to 20% for the 1997 period. The increase in general and administrative expenses as a percentage of revenues is primarily due to the full staffing and certain overhead expenses incurred at the start-up operations in advance of revenue generation.

             Net interest expense rose to $1.7 million in the 1998 period from $418,000 in the 1997 period due to two months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period.

             The elimination of minority interest in the 1998 period from approximately $166,000 in the 1997 period is due to all of the minority shareholders of this subsidiary exchanging their shares for shares in First Wave effective December 31, 1997. As a result, First Wave owned 100% of the common stock of all of its subsidiaries for the entire 1998 period.

             The decrease in income tax expense from approximately $493,000 in the 1997 period to $83,000 in the 1998 period is directly attributable to the decrease in income before income taxes and extraordinary item.

             The extraordinary item reflected in the 1998 period of $933,000 relates to approximately $1.5 million in loss on extinguishment of debt, net of income tax benefit of approximately $559,000.

             The decrease in net earnings from the 1997 period to the 1998 period is due primarily to the following: the loss on the extinguishment of debt, the additional interest expense related to the $90 million senior notes, and the increase in general and administrative expenses related to start-up shipyards in operation during the 1998 period.

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

             LIQUIDITY AND CAPITAL RESOURCES

             The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire additional shipyard facilities and make capital improvements to its facilities. Prior to the Company's senior notes offering discussed below, bank financing and internally generated funds provided funding for these activities.

             The Company completed its $90 million 11% Senior Notes offering on February 2, 1998. Simultaneous with the senior notes offering, the Company used $15.0 million of the net proceeds of the offering to complete the John Bludworth Marine acquisition. As a provision of the senior notes offering, the Company was required to deposit sufficient funds in a trust account to cover the first two semi-annual interest payments on the senior notes. The expenses incurred by the Company in connection with the senior notes offering were approximately $4.4 million. Subsequent to the senior notes offering and the John Bludworth Marine acquisition, approximately $25.2 million dollars was used to repay indebtedness of the Company.

             Excluding the acquisition of the two John Bludworth Marine shipyards, the Company has used approximately $2.8 million of proceeds from the senior notes offering on capital expenditures during the three month period ended March 31, 1998. The Company has budgeted $28 to $30 million of capital expenditures for the remainder of 1998.

             During the second quarter of 1998, the Company will use approximately $16.1 million of the remaining proceeds of the offering to complete the Galveston Shipbuilding Company asset acquisition ($5.5 million) and to pay the balance of the promissory note to the former owner of John Bludworth Marine ($10.6 million).

             Under its indenture entered into in connection with the senior notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable. Currently, the Company has an aggregate $4.8 million in borrowing capacity under two revolving lines of credit. The Company is negotiating to obtain a replacement revolving line of credit with an initial borrowing capacity equal to the lesser of $10 million or 80% of eligible receivables.

             Net cash (used in) provided by operating activities for the three month periods ended March 31, 1998 and 1997 was ($1,757,000) and $1,195,000, respectively. The decrease in cash generated from operations is primarily due to the net loss for the 1998 period and the substantial growth in accounts receivable from December 31, 1997, net of accounts receivable received in the John Bludworth Marine acquisition.

             Net cash used in investing activities was $27,593,000 and $191,000 for the three month periods ended March 31, 1998 and 1997, respectively. During the 1998 period, cash used in investing activities was for the completion of the John Bludworth Marine acquisition, capital improvements and the purchase of investment securities to cover the first two semi-annual interest payments on the senior notes.

             Net cash provided by (used in) financing activities was $62,793,000 and ($919,000) for the three month periods ended March 31, 1998 and 1997, respectively. Cash provided by financing activities resulted from the completion of the $90 million 11% Senior Notes offering during the quarter. Cash generated from the 11% Senior Notes offering was used to prepay indebtedness of the Company and pay the remainder of the financing costs related to the 11% Senior Notes offering.

             Management believes that with the remaining proceeds from the 11% Senior Notes offering, cash generated from operations, and if necessary, borrowings under the Company's expected new revolving credit facility, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures, working capital needs and future acquisitions through the remainder of fiscal year 1998.


             YEAR 2000 COMPUTER ISSUE

             Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

             The Company currently believes that with recent upgrades made to its existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

                           PART II: OTHER INFORMATION



Item 1.           Not applicable.

Item 2.           Use of proceeds.

                  The Company completed an offering of $90 million of 11% Senior Notes on February 2, 1998. The underwriter was Schroder & Co., Inc.

                  Expenses incurred by the Company in connection with the senior notes offering were as follows (in thousands):

                           Underwriting discounts and commissions             $   3,150
                           Legal and accounting fees                                637
                           Printing                                                 252
                           Other                                                    336
                                                                              ---------
                                                                              $   4,375
                                                                              =========

                  From February 2, 1998 through March 31, 1998, the Company used offering proceeds as follows (in thousands):

                           John Bludworth Marine, Inc. acquisition             $ 15,000
                           Pledged securities - first year's interest             9,542
                           Repayment of indebtedness, including prepayment
                           penalties                                             25,172
                           Capital expenditures                                   2,768
                           Expenses of offering (see above)                       4,375
                                                                               --------

                           Total proceeds expended                             $ 56,857
                                                                               ========

                  Of the remaining proceeds of $33.1 million, approximately $31.85 million is included in cash and cash equivalents at March 31, 1998 and $1.25 million is included in investments.

                  The remaining proceeds are scheduled to be used as follows:
                  (1) approximately $10.6 million will be used to pay the promissory note to the former owner of John Bludworth Marine, Inc.; (2) $5.5 million will be used to complete the Galveston Shipbuilding Company acquisition; and (3) a portion of the budgeted capital expenditures.

Item 3 - 5.       Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      Exhibit
                      Number                 Description
                      ------                 -----------

                      *10.1                  Promissory Note of Samuel F. Eakin
                      *10.2                  Promissory Note of Frank W. Eakin
                      *10.3                  Promissory Note of David B. Ammons
                      *27.1                  Financial Data Schedule

                  (b)  Reports on Form 8-K

                      On February 13, 1998, the Company filed a report on Form 8-K relating to the Acquisition of John Bludworth Marine, Inc.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST WAVE MARINE, INC.





May 15, 1998                                 By: /s/ David B. Ammons
                                                -------------------------------
                                                 David B. Ammons
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------

 10.1                    Promissory Note of Samuel F. Eakin
 10.2                    Promissory Note of Frank W. Eakin
 10.3                    Promissory Note of David B. Ammons
 27.1                    Financial Data Schedule