Form 10-Q
period 1998-06-30
FIRST WAVE MARINE INC
filed 1998-08-13
CIK 1047860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Number of shares of common stock outstanding as of August 12, 1998: 11,756,955

================================================================================

                             FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                  JUNE 30, 1998



                                                                                            PAGE

PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements

                    Consolidated Balance Sheets - June 30, 1998 and
                      December 31, 1997                                                     1

                    Consolidated Statements of Operations for the Three Month
                      And Six Month Periods Ended June 30, 1998 and 1997                    2

                    Consolidated Statements of Cash Flows for the Six Month
                      Period Ended June 30, 1998 and 1997                                   3

                    Notes to Unaudited Consolidated Financial Statements                    4

Item 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             8


PART II:         OTHER INFORMATION

Item 2.             Changes in Securities and Use of Proceeds                              15

Item 4.             Submission of Matters to a Vote of Security Holders                    16

Item 6.             Exhibits and Reports on Form 8-K                                       16

ITEM 1.      FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS

                                                                       June 30,     December 31,
                                                                         1998          1997
                                                                    -----------    --------------
                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                        $    17,371    $          378
   Investments available-for-sale                                         2,000              --
   Investments held-to-maturity                                          11,028              --
   Accounts receivable, less allowance of $213 in 1998
      and $37 in 1997                                                    19,740             8,488
   Inventories                                                            1,121               792
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                 659               793
   Prepaids and other                                                       386               341
   Income tax receivable                                                  1,161               773
   Deferred income taxes                                                    101               281
                                                                    -----------    --------------
      Total current assets                                               53,567            11,846
Property and equipment, net                                              61,576            23,326
Financing costs, net                                                      4,209             1,438
Goodwill and other intangibles, net                                      16,648             2,726
Deposits and other                                                          678               210
                                                                    -----------    --------------
                                                                    $   136,678    $       39,546
                                                                    ===========    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                    $     5,687    $          215
   Trade accounts payable                                                 3,904             1,354
   Accrued liabilities                                                    8,228             3,319
   Accrued interest payable                                               4,125               637
                                                                    -----------    --------------
      Total current liabilities                                          21,944             5,525
Long-term obligations                                                     3,209            17,781
Subordinated debt                                                         6,328             6,876
Senior notes                                                             90,000              --
Deferred income taxes                                                     5,556               632
Other liabilities                                                         1,536               678
Commitments and contingencies                                              --                --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued                                        --                --
   Common stock, $.01 par value, 21,000 shares
       authorized, 11,757 shares issued and outstanding
       at June 30, 1998 and December 31, 1997                               118               118
   Additional paid-in capital                                             3,490             3,490
   Retained earnings                                                      4,497             4,446
                                                                    -----------    --------------
                                                                          8,105             8,054
                                                                    -----------    --------------
                                                                    $   136,678    $       39,546
                                                                    ===========    ==============

The accompanying notes are an integral part of these statements

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three and Six Month Periods Ended June 30,
                     (In thousands, except per share data)
                                   (Unaudited)



                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                     June 30,
                                                             1998          1997           1998           1997
                                                          ----------    ----------     ----------     ----------
Revenues:
   Repair and upgrades                                    $   17,328    $    6,704     $   30,696     $   13,505
   New construction                                            2,723           117          3,742            881
   Environmental services                                      1,328         1,195          2,709          2,555
                                                          ----------    ----------     ----------     ----------
                                                              21,379         8,016         37,147         16,941
Cost of revenues                                              13,749         4,213         23,931          9,493
                                                          ----------    ----------     ----------     ----------
   Gross profit                                                7,630         3,803         13,216          7,448
General and administrative expenses                            3,735           994          7,439          2,807
                                                          ----------    ----------     ----------     ----------
   Income from operations                                      3,895         2,809          5,777          4,641
Interest expense - net                                         2,338           424          4,064            842
Minority interest in net earnings of subsidiary                 --             237           --              403
                                                          ----------    ----------     ----------     ----------
   Income before income taxes and extraordinary item           1,557         2,148          1,713          3,396
Income tax expense                                               646           871            729          1,364
                                                          ----------    ----------     ----------     ----------
   Income before extraordinary item                              911         1,277            984          2,032
Extraordinary item-loss on extinguishment of debt, net
    of income tax benefit of $559                               --            --             (933)          --
                                                          ----------    ----------     ----------     ----------

   Net income                                             $      911    $    1,277     $       51     $    2,032
                                                          ==========    ==========     ==========     ==========

Basic and diluted earnings per share:
   Before extraordinary item                              $     0.08    $     0.12     $     0.08     $     0.19
   Extraordinary item                                           --            --            (0.08)          --
                                                          ----------    ----------     ----------     ----------

   Net income                                             $     0.08    $     0.12     $     0.00     $     0.19
                                                          ==========    ==========     ==========     ==========

Weighted-averaged shares:
   Basic and diluted                                          11,757        10,650         11,757         10,650
                                                          ==========    ==========     ==========     ==========




The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Month Periods Ended June 30,
                                 (In thousands)
                                   (Unaudited)


                                                                                  1998               1997
                                                                             --------------     --------------
Cash flows from operating activities:
   Net income                                                                $           51     $        2,032
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                   1,833                650
      Accretion of discounts on investments held-to-maturity                           (235)              --
      Minority interest on earnings                                                    --                  403
      Provision for doubtful accounts                                                   140               --
      Gain on sale of property and equipment                                             (8)              --
      Write-off of property and equipment                                                68               --
      Write-off of financing costs                                                      469               --
      Deferred income tax provision                                                     511                344
      Change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                          (7,764)            (1,788)
        Inventories                                                                    (299)              (217)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts                                          831                 90
        Other assets                                                                    716                 30
        Income tax receivable                                                        (1,613)               139
        Deposits and other                                                             (326)              --
        Due to bank                                                                    --                  (88)
        Trade accounts payable                                                        1,450               (171)
        Accrued liabilities                                                           3,305                204
        Accrued interest payable                                                      3,488               --
        Other liabilities                                                               558                288
                                                                             --------------     --------------
              Net cash provided by operating activities:                              3,175              1,916
                                                                             --------------     --------------
Cash flows from investing activities:
   Acquisition of property and equipment                                            (11,605)              (300)
   Acquisition of businesses, net of cash acquired                                  (19,399)              --
   Purchase of investments held-to-maturity                                         (10,792)              --
   Purchase of investments available-for-sale                                        (2,000)              --
   Proceeds from sales of property and equipment                                         31               --
   Asset acquisition costs                                                              (30)              --
                                                                             --------------     --------------
               Net cash used in investing activities                                (43,795)              (300)
                                                                             --------------     --------------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                    90,000                841
   Payments on long-term debt and notes payable                                     (27,927)              (580)
   Net payments on revolving lines of credit                                         (1,027)            (1,519)
   Financing costs                                                                   (3,433)              --
                                                                             --------------     --------------
               Net cash provided by (used in) financing activities                   57,613             (1,258)
                                                                             --------------     --------------
               Net increase in cash and cash equivalents                             16,993                358
Cash and cash equivalents at beginning of period                                        378               --
                                                                             --------------     --------------
Cash and cash equivalents at end of period                                   $       17,371     $          358
                                                                             ==============     ==============


    The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 4 11% Senior Notes Offering - On February 2, 1998, the Company completed a registered offering of $90,000 aggregate principal amount of senior notes. The senior notes bear interest at the rate of 11% per annum; principal is due at maturity in February 2008. The senior notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. Each subsidiary guarantor is 100% owned by the Company.

         The Company is subject to restrictive covenants under the related trust indenture. The indenture contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, make certain investments, create some types of liens, enter into certain transactions with affiliates, sell assets, enter into some types of mergers and consolidations, allow subsidiaries to create certain dividend and other payment restrictions, enter into sale and leaseback transactions, and issue or sell capital stock of subsidiaries.

         Separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed income statement information for the Company's subsidiary guarantors is the same as the Company's. The combined condensed balance sheet information of the Company's subsidiary guarantors is as follows:


                                                                         June 30,   December 31,
                                                                          1998          1997
                                                                       ----------    ----------
                Current assets
                     Cash and cash equivalents                         $     --      $      373
                     Accounts receivable                                   19,724         8,425
                     Other                                                  2,239         2,269
                                                                       ----------    ----------
                                                                           21,963        11,067
                     Property and equipment                                61,418        23,304
                     Intangible assets                                     14,248         1,105
                     Other                                                    387         1,141
                                                                       ----------    ----------
                         Total assets                                  $   98,016    $   36,617
                                                                       ==========    ==========

                Current liabilities                                    $   17,205    $    4,228
                Non-current liabilities                                    54,550        25,565
                Stockholders' equity                                       26,261         6,824
                                                                       ----------    ----------
                         Total liabilities and Stockholders' equity    $   98,016    $   36,617
                                                                       ==========    ==========


Note 5 Acquisitions - On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of John Bludworth Marine, a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15,000 in cash and issued a promissory note in the amount of $4,000. The Company used a portion of the proceeds from its $90,000 senior notes offering (discussed above) to fund the cash portion of the acquisition. The promissory note was adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5,157. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1,480. The promissory note bore interest at 8.5% per annum and was payable on or before July 31, 1998.

         On May 27, 1998, $5,157 of the promissory note was paid. The balance of the note, approximately $5,500 was paid on July 30, 1998.

         The acquisition has been accounted for as a purchase and the results of John Bludworth Marine have been included in the accompanying consolidated financial statements since the date of the acquisition. The allocation of the purchase price resulted in intangibles, primarily goodwill, of approximately $14,081 which is being amortized on a straight-line basis over a forty year period.

         On May 15, 1998, the Company completed the acquisition of certain assets of the Barge Building Division of Galveston Shipbuilding Company ("BBD - GSC"). The Company acquired the fixed assets, including land, a contract to build four tank barges and up to five barge covers, and the name "Galveston Shipbuilding Company" for $5,500, subject to a final purchase price adjustment based upon the performance of the business. The acquisition has been accounted for as a purchase and the results of BBD - GSC have been included in the accompanying consolidated financial statements since the date of the acquisition.

         The following unaudited pro forma consolidated results of operations have been prepared as if John Bludworth Marine and BBD-GSC had been acquired as of January 1 of fiscal 1998 and 1997. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on those dates or of results which may occur in the future.

                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            1998         1997         1998         1997
                                         ---------    ---------    ---------    ---------
Revenues                                 $  23,338    $  18,712    $  45,128    $  38,334
Income before extraordinary item             1,133        2,036        1,910        3,549
Net income                                   1,133        2,036          977        3,549
Basic and diluted earnings per share:
 Before extraordinary item               $    0.10    $    0.19    $    0.16    $    0.33
 Net income                                   0.10         0.19         0.08         0.33



Note 6 Shareholder Line of Credit - In February 1998, the board of directors of the Company approved a maximum $1,000 line of credit available to three employee director shareholders of the Company. The line of credit allows borrowings of up to $600 to one of the shareholders and up to $200 to each of the other two shareholders. Any borrowings under the line of credit will bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001.

Note 7 Cash and Cash Equivalents - The Company maintains cash and cash equivalents with various financial institutions. At times, the balances in these accounts could exceed the FDIC insured balance limit of $100 per bank.

         At June 30, 1998, the Company had $13,555 invested in a money market fund. The fund seeks to pay income monthly and to maintain a constant value of $1 per share. The fund invests in high quality money market instruments which consist primarily of U.S. Treasury obligations, obligations issued or guaranteed by U.S. agencies or instrumentalities, mortgage-backed securities, commercial paper, bank obligations and deposit notes.

Note 8 Investments Available-for-Sale - Included in investments available-for-sale at June 30, 1998 is an investment in a mutual fund which invests in another portfolio that invests primarily in "loan interest" - portions of senior, floating-rate loans made by U.S. banks and other financial institutions to large corporate customers. The fund seeks to achieve a high level of current income while minimizing fluctuations in net asset values. The carrying value and estimated fair value of the investment at June 30, 1998 were substantially the same.

Note 9 Investments Held-to-Maturity - As a result of the 11% Senior Notes offering, the Company was required to deposit funds into a trust account to pay the first and second semi-annual interest payments on the notes. As a result, two securities were purchased with maturity dates as near as possible to the interest payment dates. A Fannie Mae Discount Note with a maturity date of July 27, 1998 was purchased for approximately $4,824 to cover the August 1, 1998 interest payment. A U.S. Treasury Bill with a maturity date of January 7, 1999 was purchased for approximately $4,718 to cover the February 1, 1999 interest payment. At maturity, the value of both securities will approximate the amount of the semi-annual interest payment, which is $4,950. The approximate fair value of the above two securities at June 30, 1998 was $9,748.

         Also included in "Investments held-to-maturity" are a certificate of deposit with a financial institution in the amount of $1,000 with a maturity date of February 4, 1999, and another certificate of deposit with another financial institution in the amount of $250 with a maturity date of February 3, 1999. The balances of both certificates of deposit exceed the FDIC insured balance limit of $100 per bank.

Note 10 Line of Credit - On June 9, 1998, the Company entered into a credit agreement to obtain a $10,000 revolving line of credit facility with a financial institution. The facility is collateralized by accounts receivable. Borrowings on the line of credit bear interest at the Wall Street Journal Prime Rate plus one-half percent. There were no borrowings outstanding on the line of credit at June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements other than statements of historical fact contained in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning results of operations, results from proposed shipyard acquisitions, future expansion plans and other matters are forward-looking statements. Forward-looking statements in this Form 10-Q generally are accompanied by words such as "anticipate," "believe," estimate" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as the dependence on the oil and gas industry, difficulties related to managing growth in operations, dependence on significant customers, competition, the risks associated with contractual pricing, the success of the recent expansion into the offshore drilling rig segment, and labor, operating, regulatory and other risks in the shipbuilding industry as well as risks relating to the capital expenditure budgets of the Company's customers in the offshore support vessel, offshore barge and inland marine industries. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this report.

         GENERAL

         The Company's business is primarily derived from providing repair and upgrade services to inland and offshore marine vessels, including barges, boats, drilling rigs and ships. To a lesser extent the Company engages in new construction of such inland and offshore marine vessels. The Company believes the demand for repair and upgrade services is significantly more stable than the demand for new construction. While trends in oil and natural gas prices can affect the demand for offshore support vessels and drilling rigs, the Company anticipates its demand will remain strong for repair activity even with a short-term downturn in oil and gas prices. While any prolonged depression in oil and natural gas prices could have an adverse effect on the Company's results of operations if a significant number of offshore support vessels and drilling rigs were taken out of active service in the Gulf of Mexico, the declines in oil and gas prices in 1998 have not affected the Company's operations to date.

         The Company currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company acquired the Pasadena and West Pelican Island shipyards on February 2, 1998, and the Galveston Island shipyard on May 15, 1998. The Company currently employs approximately 1,000 production workers at its six shipyards.

         The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. Although this business comprises a small percentage of the Company's total revenues, it generates high margins and enhances the Company's strategy to be the only one-stop source of all shipyard services for all segments of the offshore and inland marine markets in Texas.

         RECENT DEVELOPMENTS

         On May 15, 1998, the Company acquired its Galveston Island shipyard with its completion of the acquisition of certain assets of the Barge Building Division of Galveston Shipbuilding Company ("BBD - GSC"). The Company acquired the fixed assets, including land, a contract to build four tank barges and up to five barge covers, and the name "Galveston Shipbuilding Company" for $5.5 million, subject to a final purchase price adjustment based upon the performance of the business. The acquisition has been accounted for as a purchase and the results of BBD
         - GSC have been included in the accompanying consolidated financial statements since the date of acquisition.

         Simultaneously with closing the senior notes offering, the Company completed the acquisition of all of the outstanding shares of John Bludworth Marine, Inc. ("John Bludworth Marine"). The John Bludworth Marine acquisition provided the Company with the Pasadena facility near Houston, Texas and the West Pelican Island facility in Galveston, Texas. The Company paid $15.0 million in cash and issued a promissory note in the amount of $4.0 million. The promissory note was adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5.2 million. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1.5 million. The promissory note as adjusted for outstanding debt and EBITDA bore interest at 8.5% per annum and was payable on or before July 31, 1998. On May 27, 1998, the Company paid approximately $5.2 million of the promissory note. The Company made the final payment on the balance of the note, approximately $5.5 million, on July 30, 1998.

         RESULTS OF OPERATIONS

         Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997.

         Revenues increased 167% to $21.3 million in the 1998 period, compared with $8.0 million in the 1997 period, primarily due to five additional shipyards in operation during the 1998 period as compared to only one shipyard in operation during the 1997 period. The Greens Bayou facility began operations in the third quarter of 1997. The East Pelican Island facility, a start-up, began generating revenues in the first quarter of 1998. As discussed above, the Pasadena and West Pelican Island facilities were acquired on February 2, 1998. The Galveston Island facility was acquired on May 15, 1998 as a result of the BBD-GSC acquisition. Only the results of operation of BBD-GSC subsequent to the date of acquisition are included in the results of operations of the Company for the three month period ended June 30, 1998.

         Cost of revenues rose 226% to $13.7 million in the 1998 period from $4.2 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period.

         Gross profit increased 101% to $7.6 million in the 1998 period from $3.8 million in the 1997 period due to the additional shipyards in operation during the 1998 period. The gross profit margin decreased to 36% in the 1998 period from 47% in the 1997 period, primarily due to the start-up nature of the East Pelican Island shipyard, and the decrease in higher margin environmental services revenue as a percentage of total revenue.

         General and administrative expenses increased 276% to $3.7 million in the 1998 period from $1.0 million in the 1997 period. General and administrative expenses as a percentage of revenues for the 1998 period represented 17% of total revenues, as compared to 12% for the 1997 period. The increase in general and administrative expenses as a percentage of revenues is primarily due to the full staffing and certain overhead expenses incurred at the start-up of the Company's East Pelican Island operations in advance of revenue generation.

         Net interest expense rose to $2.3 million in the 1998 period from $424,000 in the 1997 period due to three months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period.

         The elimination of minority interest in the 1998 period from approximately $237,000 in the 1997 period is due to all minority shareholders of this subsidiary exchanging their shares for shares in First Wave effective December 31, 1997. As a result, First Wave has owned 100% of the common stock of all of its subsidiaries for the entire 1998 period.

         The decrease in income tax expense from approximately $871,000 in the 1997 period to $646,000 in the 1998 period is directly attributable to the decrease in income before income taxes and extraordinary item.

         The decrease in net earnings from the 1997 period to the 1998 period is due primarily to the following: the additional interest expense related to the $90 million senior notes, and the increase in general and administrative expenses related to the start-up of the Company's East Pelican Island shipyard during the 1998 period.

         Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

         Revenues increased 119% to $37.1 million in the 1998 period, compared with $16.9 million in the 1997 period, primarily due to five additional shipyards in operation during the 1998 period as compared to only one shipyard in operation during the 1997 period. The Greens Bayou facility began operations in the third quarter of 1997. The East Pelican Island facility, a start-up, began generating revenues in the first quarter of 1998. As discussed above, the Pasadena and West Pelican Island facilities were acquired on February 2, 1998 as a result of the John Bludworth Marine acquisition. The Galveston Island facility was acquired on May 15, 1998 as a result of the BBD-GSC acquisition. Only the results of operation of John Bludworth Marine and BBD-GSC subsequent to the date of acquisition are included in the results of operations of the Company for the six month period ended June 30, 1998.

         Cost of revenues rose 152% to $23.9 million in the 1998 period from $9.5 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period.

         Gross profit increased 77% to $13.2 million in the 1998 period from $7.4 million in the 1997 period due to the additional shipyards in operation during the 1998 period. The gross profit margin decreased to 36% in the 1998 period from 44% in the 1997 period, primarily due to the expenses incurred as a result of the start-up nature of the East Pelican Island shipyard, and the decrease in higher margin environmental services revenue as a percentage of total revenue.

         General and administrative expenses increased 165% to $7.4 million in the 1998 period from $2.8 million in the 1997 period. General and administrative expenses as a percentage of revenues for the 1998 period represented 20% of total revenues, as compared to 17% for the 1997 period. The increase in general and administrative expenses as a percentage of revenues is primarily due to the full staffing and certain overhead expenses incurred at the start-up operations in advance of revenue generation.

         Net interest expense rose to $4.1 million in the 1998 period from $842,000 in the 1997 period due to five months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period.

         The elimination of minority interest in the 1998 period from approximately $403,000 in the 1997 period is due to all minority shareholders of this subsidiary exchanging their shares for shares in First Wave effective December 31, 1997. As a result, First Wave has owned 100% of the common stock of all of its subsidiaries for the entire 1998 period.

         The decrease in income tax expense from approximately $1.4 million in the 1997 period to $729,000 in the 1998 period is directly attributable to the decrease in income before income taxes and the extraordinary item.

         The extraordinary item reflected in the 1998 period of approximately $933,000 relates to approximately $1.5 million in loss on extinguishment of debt, net of income tax benefit of approximately $559,000.

         The decrease in net earnings from the 1997 period to the 1998 period is due primarily to the following: the loss on the extinguishment of debt, the additional interest expense related to the $90 million senior notes, and the increase in general and administrative expenses incurred in connection with the start-up of the East Pelican Island shipyard during the 1998 period.

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

         The Company completed its $90 million 11% Senior Notes offering on February 2, 1998. Simultaneous with the senior notes offering, the Company used $15.0 million of the net proceeds of the offering to complete the John Bludworth Marine acquisition. As a provision of the senior notes offering, the Company was required to deposit sufficient funds in a trust account to cover the first two semi-annual interest payments on the senior notes. The expenses incurred by the Company in connection with the senior notes offering were approximately $4.4 million. Subsequent to the senior notes offering and the John Bludworth Marine acquisition, approximately $25.2 million was used to repay indebtedness of the Company. On May 15, 1998, $5.5 million of the net proceeds of the offering was used to complete the BBD-GSC acquisition.

         Excluding the acquisition of the Pasadena facility, the West Pelican Island facility and the Galveston Island facility, the Company has used approximately $11.6 million of proceeds from the senior notes offering on capital expenditures during the six month period ended June 30, 1998. The Company has budgeted $20 to $22 million of capital expenditures for the remainder of 1998.

         During the current quarter of 1998, the Company used a portion of the remaining net proceeds of the offering discussed above as follows: $5.5 million was used to complete the BBD- GSC acquisition and $5.2 million was used to paydown the promissory note to the former owner of John Bludworth Marine. On July 30, 1998, $5.5 million was used to pay the balance of the note to the former owner of John Bludworth Marine.

         Under its indenture entered into in connection with the senior notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable. On June 9, 1998, the Company obtained a $10.0 million revolving line of credit collateralized by accounts receivable. Additionally, the Company has $4.0 million in borrowing capacity under another revolving line of credit. There were no borrowings outstanding on any of the lines of credit at June 30, 1998.

         Net cash provided by operating activities for the six month periods ended June 30, 1998 and 1997 was $3.2 million and $1.9 million, respectively.

         Net cash used in investing activities was $43.9 million and $300,000 for the six month periods ended June 30, 1998 and 1997, respectively. During the 1998 period, cash used in investing activities was for the completion of the John Bludworth Marine and BBD-GSC acquisitions, capital improvements and the purchase of investments.

         Net cash provided by (used in) financing activities was $57.6 million and ($1.3) million for the six month periods ended June 30, 1998 and 1997, respectively. Cash provided by financing activities resulted from the completion of the $90 million 11% Senior Notes offering during the period. Cash generated from the 11% Senior Notes offering was used to prepay indebtedness of the Company and pay the remainder of the financing costs related to the 11% Senior Notes offering.

         Management believes that with the remaining proceeds from the 11% Senior Notes offering, cash generated from operations, and, if necessary, borrowings under the Company's lines of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures and working capital needs through the remainder of fiscal year 1998.

         YEAR 2000 COMPUTER ISSUE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         The Company currently believes that with recent upgrades made to its existing software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems. The Company has initiated discussions with its significant suppliers, large customers, financial institutions and utilities to assure that those parties have appropriate plans to remediate Year 2000 issues.

                           PART II: OTHER INFORMATION



Item 1.           Not Applicable.

Item 2.           Use of Proceeds.

                  The Company completed an offering of $90 million of 11% Senior Notes on February 2, 1998. The underwriter was Schroder & Co., Inc.

                  Expenses incurred by the Company in connection with the senior notes offering were as follows (in thousands):


                           Underwriting discounts and commissions       $ 3,150
                           Legal and accounting fees                        637
                           Printing                                         252
                           Other                                            336
                                                                        -------
                                                                        $ 4,375
                                                                        =======

                  From February 2, 1998 through June 30, 1998, the Company used offering proceeds as follows (in thousands):


                           John Bludworth Marine, Inc. acquisition          $15,000
                           Pledged securities - first year's interest         9,542
                           Repayment of indebtedness, including
                              prepayment penalties                           25,172
                           Partial payment on promissory note to
                              former owner of John Bludworth
                              Marine, Inc.                                    5,275
                           BBD-GSC acquisition                                5,503
                           Capital expenditures                              11,605
                           Expenses of offering (see above)                   4,375
                                                                            -------

                           Total proceeds expended                          $76,472
                                                                            =======


                  Of the remaining proceeds of $13.5 million, approximately $10.25 million is included in cash and cash equivalents at June 30, 1998 and $3.25 million is included in investments.

                  The remaining proceeds are scheduled to be used as follows:
                  (1) on July 30, 1998 approximately $5.5 million was used to pay the balance of the promissory note to the former owner of John Bludworth Marine, Inc.; and (2) the remainder will be used to cover a portion of the budgeted capital expenditures.

Item 3.           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on June 29, 1998, at which the shareholders voted on the election of two directors and the appointment of the Company's independent public accountants. All 11,545,009 shares of Common Stock present, in person or by proxy, were voted for the election of James D. Cole and Paul E. O'Neill, II as directors. All shares were voted for the appointment of Grant Thornton, LLP as the Company's independent public accountants for 1998. Directors whose term of office continued were Samuel F. Eakin, Frank W. Eakin and David B. Ammons.

Item 5.           Not applicable

Item 6.           Exhibits and reports on Form 8-K

                  (a)  Exhibits

                      Exhibit
                      Number        Description


                           *2.1 Distribution of Stock Agreement between John Bludworth Marine, Inc., EAE Services, Inc., First Wave Marine, Inc., and Newpark Marine Fabricators, Inc. (now known as Newpark Shipbuilding--Pelican Island, Inc.), dated as of July 29, 1998.

                           *2.2 Articles of Merger of Bludworth Shipyard and Fabrication, Inc. into Newpark Marine Fabricators, Inc.(now known as Newpark Shipbuilding--Pelican Island, Inc.), effective as of August 6, 1998.

                           *3.1 Articles of Amendment to the Articles of Incorporation of Louisiana Ship, Inc. (now known as Newpark Shipbuilding--Greens Bayou, Inc.), effective as of August 7, 1998.

                           *3.2 Articles of Amendment to the Articles of Incorporation of Newpark Marine Fabricators, Inc. (now known as Newpark
                                    Shipbuilding--Pelican Island, Inc.),
                                    effective as of August 7, 1998.

                           *3.3 Articles of Amendment to the Articles of Incorporation of Newpark Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding--Brady Island, Inc.), effective as of August 7, 1998.

                           *4.1 Indenture between First Wave Marine, Inc., as Issuer and Newpark Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding--Brady Island, Inc.), EAE Services, Inc., EAE Industries, Inc., Newpark Marine Fabricators, Inc. (now known as Newpark Shipbuilding--Pelican Island, Inc.) and Louisiana Ship, Inc. (now known as Newpark Shipbuilding--Greens Bayou, Inc.), as Subsidiary Guarantors and Bank One, N.A., as Trustee, dated as of February 2, 1998.

                           *4.2 First Supplemental Indenture between First Wave Marine, Inc., as Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as Trustee, dated as of February 3, 1998.

                           *4.3 Second Supplemental Indenture between First Wave Marine, Inc., as Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as Trustee, dated as of May 18, 1998.

                           *10.1 Pledge and Security Agreement between First Wave Marine, Inc. and Bank One, N.A., as Pledge Agent and Trustee, dated as of February 2, 1998.

                           10.2 Sale and Purchase Agreement between FW Marine Properties, Inc. (now known as Newpark Shipbuilding--Galveston Island,
                                    Inc.) and Galveston Shipbuilding Company, dated as of May 1, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission May 29, 1998).

                           *10.3 Credit Agreement between First Wave Marine, Inc., as Borrower, each of the banks or lending institutions from time to time party thereto, as Banks and Southwest Bank of Texas, N.A., as Agent, dated as of June 9,1998.

                           *27.1    Financial Data Schedule.


                                    *  Filed herewith

                  (b)  Reports on Form 8-K

                       On May 29, 1998, the Company filed a report on Form 8-K relating to the acquisition of certain assets of the Barge Building Division of Galveston Shipbuilding Company, as amended by report on Form 8-K/A filed on July 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST WAVE MARINE, INC.





August 14, 1998                                 By: /s/ DAVID B. AMMONS
                                                    ----------------------------
                                                    David B. Ammons
                                                   Executive Vice President and
                                                   Chief Financial Officer



August 14, 1998                                 By: /s/ DALE E. SCHEXNAYDER
                                                    ----------------------------
                                                    Dale E. Schexnayder
                                                    Corporate Controller

                                  EXHIBIT LIST


*2.1     Distribution of Stock Agreement between John Bludworth Marine, Inc.,
         EAE Services, Inc., First Wave Marine, Inc., and Newpark Marine
         Fabricators, Inc. (now known as Newpark Shipbuilding--Pelican Island,
         Inc.), dated as of July 29, 1998.

*2.2     Articles of Merger of Bludworth Shipyard and Fabrication, Inc. into
         Newpark Marine Fabricators, Inc.(now known as Newpark
         Shipbuilding--Pelican Island, Inc.), effective as of August 6, 1998.

*3.1     Articles of Amendment to the Articles of Incorporation of Louisiana
         Ship, Inc. (now known as Newpark Shipbuilding--Greens Bayou, Inc.), effective as of August 7, 1998.

*3.2     Articles of Amendment to the Articles of Incorporation of Newpark
         Marine Fabricators, Inc. (now known as Newpark Shipbuilding--Pelican
         Island, Inc.), effective as of August 7, 1998.

*3.3     Articles of Amendment to the Articles of Incorporation of Newpark
         Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding--Brady
         Island, Inc.), effective as of August 7, 1998.

*4.1     Indenture between First Wave Marine, Inc., as Issuer and Newpark
         Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding--Brady
         Island, Inc.), EAE Services, Inc., EAE Industries, Inc., Newpark Marine
         Fabricators, Inc. (now known as Newpark Shipbuilding--Pelican Island,
         Inc.) and Louisiana Ship, Inc. (now known as Newpark
         Shipbuilding--Greens Bayou, Inc.), as Subsidiary Guarantors and Bank
         One, N.A., as Trustee, dated as of February 2, 1998.

*4.2     First Supplemental Indenture between First Wave Marine, Inc., as
         Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as
         Trustee, dated as of February 3, 1998.

*4.3     Second Supplemental Indenture between First Wave Marine, Inc., as
         Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as
         Trustee, dated as of May 18, 1998.

*10.1    Pledge and Security Agreement between First Wave Marine, Inc. and Bank
         One, N.A., as Pledge Agent and Trustee, dated as of February 2, 1998.


10.2 Sale and Purchase Agreement between FW Marine Properties, Inc. (now known as Newpark Shipbuilding--Galveston Island, Inc.) and Galveston
         Shipbuilding Company, dated as of May 1, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission May 29, 1998).

*10.3 Credit Agreement between First Wave Marine, Inc., as Borrower, each of the banks or lending institutions from time to time party thereto, as Banks and Southwest Bank of Texas, N.A., as Agent, dated as of June
         9,1998.

*27.1    Financial Data Schedule.


         * Filed herewith