Form 10-Q
period 1998-09-30
FIRST WAVE MARINE INC
filed 1998-11-13
CIK 1047860

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

                        Commission file number 333-38157

                             First Wave Marine, Inc.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  76-0461352
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            2102 Broadway
            Houston, Texas                                 77012
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (713) 847-4600

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of November 12, 1998: 11,756,955

================================================================================

                             FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998

                                                                            Page
                                                                            ----
Part I:   Financial Information

Item 1.   Financial Statements

               Consolidated Balance Sheets - September 30, 1998 and
                   December 31, 1997                                          1

               Consolidated Statements of Operations for the Three Month
                   and Nine Month Periods Ended September 30, 1998 and 1997   2

               Consolidated Statements of Cash Flows for the Nine Month
                   Periods Ended September 30, 1998 and 1997                  3

               Notes to Unaudited Consolidated Financial Statements           4

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

Part II:  Other Information

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities and Use of Proceeds                          15

Item 6.   Exhibits and Reports on Form 8-K                                   16

Item 1.      FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                      ASSETS

                                                                                           September 30,    December 31,
                                                                                               1998             1997
                                                                                         ---------------    ------------
                                                                                           (Unaudited)

                Current assets:
                   Cash and cash equivalents                                               $  4,804        $     378
                   Investments available-for-sale                                             2,067              ---
                   Investments held-to-maturity                                               6,179              ---
                   Accounts receivable, less allowance of $232 in 1998
                      and $37 in 1997                                                        23,910            8,488
                   Inventories                                                                  750              792
                   Costs and estimated earnings in excess of billings on
                      uncompleted contracts                                                   3,559              793
                   Prepaids and other                                                           389              341
                   Income tax receivable                                                        503              773
                   Deferred income taxes                                                        320              281
                                                                                           --------        ---------
                      Total current assets                                                   42,481           11,846
                Property and equipment, net                                                  65,921           23,326
                Financing costs, net                                                          4,157            1,438
                Goodwill and other intangibles, net                                          16,531            2,726
                Deposits and other                                                              831              210
                                                                                           --------        ---------
                                                                                           $129,921        $  39,546
                                                                                           ========        =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                Current liabilities:
                   Accounts payable                                                        $  4,068        $   1,354
                   Accrued liabilities                                                        7,719            3,319
                   Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                                     489              ---
                   Accrued interest payable                                                   1,650              637
                   Notes payable                                                                203              215
                                                                                           --------        ---------
                      Total current liabilities                                              14,129            5,525
                Long-term obligations                                                         3,209           17,781
                Subordinated debt                                                             6,328            6,876
                Senior notes                                                                 90,000              ---
                Deferred income taxes                                                         5,618              632
                Other liabilities                                                             1,745              678
                Commitments and contingencies                                                   ---              ---
                Stockholders' equity:
                   Preferred stock, $.01 par value, 2,000 shares
                       authorized, no shares issued                                             ---              ---
                   Common stock, $.01 par value, 21,000 shares
                       authorized, 11,757 shares issued and outstanding
                       at September 30, 1998 and December 31, 1997                              118              118
                   Additional paid-in capital                                                 3,490            3,490
                   Retained earnings                                                          5,284            4,446
                                                                                           --------        ---------
                       Total stockholders' equity                                             8,892            8,054
                                                                                           --------        ---------
                                                                                           $129,921        $  39,546
                                                                                           ========        =========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Three and Nine Month Periods Ended September 30,
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,

                                                                     1998            1997          1998            1997
                                                                     ----            ----          ----            ----
Revenues:
   Repair and upgrade                                               $18,401        $ 6,296        $49,097        $19,801
   New construction                                                   5,830            ---          9,572            881
   Environmental services                                             1,229          1,229          3,937          3,784
                                                                    -------        -------        -------        -------
                                                                     25,460          7,525         62,606         24,466
Cost of revenues                                                     17,297          4,837         41,228         14,330
                                                                    -------        -------        -------        -------
   Gross profit                                                       8,163          2,688         21,378         10,136
General and administrative expenses                                   4,467          1,136         11,906          3,943
                                                                    -------        -------        -------        -------
   Income from operations                                             3,696          1,552          9,472          6,193
Interest expense - net                                                2,400            438          6,464          1,280
Minority interest in net earnings of subsidiary                         --             133            --             536
                                                                    -------        -------        -------        -------
   Income before income taxes and extraordinary item                  1,296            981          3,008          4,377
Income tax expense                                                      508            473          1,237          1,837
                                                                    -------        -------        -------        -------
   Income before extraordinary item                                     788            508          1,771          2,540
Extraordinary item - loss on extinguishment of debt, net
   of income tax benefit of $559                                        ---            ---           (933)           ---
                                                                    -------        -------        -------        -------
   Net income                                                       $   788        $   508        $   838        $ 2,540
                                                                    =======        =======        =======        =======

Basic and diluted earnings per share:
   Before extraordinary item                                        $  0.07        $  0.05        $  0.15        $  0.24
   Extraordinary item                                                  ---            ---           (0.08)          ---
                                                                    -------        -------        -------        -------
   Net income                                                       $  0.07        $  0.05        $  0.07        $  0.24
                                                                    =======        =======        =======        =======
Weighted-averaged shares:
   Basic and diluted                                                 11,757         10,651         11,757         10,650
                                                                    =======        =======        =======        =======



        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Nine Month Periods Ended September 30,
                                 (In thousands)
                                   (Unaudited)

                                                                                             1998             1997
                                                                                          ---------        ---------
    Cash flows from operating activities:

       Net income                                                                         $     838        $   2,540
       Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
          Depreciation and amortization                                                       2,956            1,037
          Accretion of discounts on investments held-to-maturity                               (403)             ---
          Minority interest on earnings                                                         ---              536
          Provision for doubtful accounts                                                       159              ---
          Gain on sale of property and equipment                                                 (8)             ---
          Write-off of property and equipment                                                   124              ---
          Write-off of financing costs                                                          469              ---
          Deferred income tax provision                                                         354              270
          Change in assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                                             (11,953)          (1,046)
            Inventories                                                                          72              (86)
            Costs and estimated earnings in excess of billings on uncompleted                (2,069)              90
                contracts
            Other assets                                                                        713               40
            Income tax receivable                                                              (955)             139
            Deposits and other                                                                 (479)              32
            Due to bank                                                                         ---              (88)
            Accounts payable                                                                  1,614              (85)
            Accrued liabilities                                                               2,796              673
            Billings in excess of costs and estimated earnings on uncompleted
                contracts                                                                       489              ---
            Accrued interest payable                                                          1,013              ---
            Other liabilities                                                                   767              384
                                                                                          ---------        ---------
                  Net cash (used in) provided by operating activities:                       (3,503)           4,436
                                                                                          ---------        ---------
    Cash flows from investing activities:
       Acquisition of property and equipment                                                (16,863)          (1,890)
       Acquisition of businesses, net of cash acquired                                      (19,399)             ---
       Purchase of investments held-to-maturity                                             (10,792)             ---
       Purchase of investments available-for-sale                                            (2,000)             ---
       Proceeds from maturity of investments held-to-maturity                                 4,950              ---
       Proceeds from sales of property and equipment                                             31              ---
       Asset acquisition costs                                                                  (58)            (118)
                                                                                          ---------        ---------
                   Net cash used in investing activities                                    (44,131)          (2,008)
    Cash flows from financing activities:                                                 ---------        ---------
       Proceeds from issuance of debt                                                        90,000            1,130
       Payments on long-term debt and notes payable                                         (33,411)            (951)
       Net payments on revolving lines of credit                                             (1,027)          (1,530)
       Financing costs                                                                       (3,502)             ---
       Issuance of common stock                                                                 ---                2
                                                                                          ---------        ---------
                   Net cash provided by (used in) financing activities                       52,060           (1,349)
                                                                                          ---------        ---------
                   Net increase in cash and cash equivalents                                  4,426            1,079
    Cash and cash equivalents at beginning of period                                            378              ---
                                                                                          ---------        ---------
    Cash and cash equivalents at end of period                                            $   4,804        $   1,079
                                                                                          =========        =========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3       The results of operations for the nine month period ended
             September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

                                                                                   September 30,          December 31,
                                                                                       1998                   1997
                                                                                   -------------          ------------
                Current assets
                     Cash and cash equivalents                                        $       --          $       373
                     Accounts receivable                                                  23,886                8,425
                     Other                                                                 5,062                2,269
                                                                                      ----------          -----------
                                                                                          28,948               11,067
                Property and equipment                                                    65,292               23,304
                Intangible assets                                                         14,185                1,105
                Other                                                                        386                1,141
                                                                                      ----------          -----------
                         Total assets                                                 $  108,811          $    36,617
                                                                                      ==========          ===========

                Current liabilities                                                   $   12,033          $     4,228
                Non-current liabilities                                                   74,123               25,565
                Stockholders' equity                                                      22,655                6,824
                                                                                      ----------          -----------
                         Total liabilities and stockholders' equity                   $  108,811          $    36,617
                                                                                      ==========          ===========

Note 5 Acquisitions - On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of John Bludworth Marine, Inc., ("John Bludworth Marine") a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15,000 in cash and issued a promissory note in the amount of $4,000. The Company used a portion of the proceeds from its $90,000 senior notes offering (discussed above) to fund the cash portion of the acquisition. The promissory note was adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5,157. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1,480. The promissory note bore interest at 8.5% per annum and was payable on or before July 31, 1998.

             On May 27, 1998, $5,157 of the promissory note was paid. The balance of the note, approximately $5,500, was paid on July 30, 1998.

             The acquisition has been accounted for as a purchase and the results of John Bludworth Marine have been included in the accompanying consolidated financial statements since the date of the acquisition. The allocation of the purchase price resulted in intangibles, primarily goodwill, of approximately $14,081 which are being amortized on a straight-line basis over a forty year period.

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

                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                            1998          1997           1998         1997
                                                            ----          ----           ----         ----
             Revenues                                   $ 25,460       $18,963        $70,588      $57,297
             Income before extraordinary item                788         1,525          2,698        5,074
             Net income                                      788         1,525          1,765        5,074
             Basic and diluted earnings per share:
                 Before extraordinary item              $   0.07       $  0.14        $  0.23      $  0.48
                 Net income                                 0.07          0.14           0.15         0.48

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

             At September 30, 1998, the Company had $4,167 invested in money market funds. The funds seek to pay income monthly and to maintain a constant value of $1 per share. The funds invest in high quality money market instruments which consist primarily of U.S. Treasury obligations, obligations issued or guaranteed by U.S.

             agencies or instrumentalities, mortgage-backed securities, commercial paper, bank obligations and deposit notes.

Note 8 Investments Available-for-Sale - Included in investments available-for-sale at September 30, 1998 is an investment in a mutual fund which invests in another portfolio that invests primarily in "loan interest" - portions of senior, floating-rate loans made by U.S. banks and other financial institutions to large corporate customers. The fund seeks to achieve a high level of current income while minimizing fluctuations in net asset values. The carrying value and estimated fair value of the investment at September 30, 1998 were substantially the same.

Note 9 Investments Held-to-Maturity - As a result of the 11% Senior Notes offering, the Company was required to deposit funds into a trust account to pay the first and second semi-annual interest payments on the notes. Two securities were purchased with maturity dates as near as possible to the interest payment dates. At maturity, the value of both securities will approximate the amount of the semi-annual interest payment, which is $4,950. A Fannie Mae Discount Note which matured on July 27, 1998 was purchased for approximately $4,824 to cover the August 1, 1998 interest payment. A U.S. Treasury Bill with a maturity date of January 7, 1999 was purchased for approximately $4,718 to cover the February 1, 1999 interest payment. The approximate fair value of the U.S. Treasury Bill at September 30, 1998 was $4,913.

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

Note 10 Line of Credit - On June 9, 1998, the Company entered into a credit agreement to obtain a $10,000 revolving line of credit facility with a financial institution. The facility is collateralized by accounts receivable. Borrowings on the line of credit bear interest at the Wall Street Journal Prime Rate plus one-half percent. There were no borrowings outstanding on the line of credit at September 30, 1998.

Note 11 On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc., was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company has authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. The investigation has not been completed at this time. Therefore, the Company cannot now estimate the impact that may result from enforcement action, if any, related to the government's investigation, or any other issues that may be raised in connection with the company's internal investigation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             All statements other than statements of historical fact contained in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements as may be made by management, orally or in writing, concerning results of operations, future expansion plans, future earnings, capital expenditures, environmental and other expenditures, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," estimate" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include risks such as the difficulties related to managing growth in operations, the dependence on significant customers, competition, the risks associated with contractual pricing, the success of the recent expansion into the offshore drilling rig segment, the dependence of that segment on the oil and gas industry, and labor, operating, regulatory and other risks in the shipbuilding industry as well as risks relating to any reductions in the capital expenditure budgets of the Company's customers in the offshore support vessel, offshore drilling rig, offshore barge, ships, and inland marine industries. All forward-looking statements made herein and as may be made by management, orally or in writing, are expressly qualified in their entirety by the cautionary statements in this paragraph.

             The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this report.

             General

             The Company's business is primarily derived from providing repair and upgrade services to inland and offshore marine vessels, including barges, boats, drilling rigs and ships. To a lesser extent the Company engages in new construction of such inland and offshore marine vessels. The Company believes the demand for repair and upgrade services is generally more stable than the demand for new construction, but recognizes the need to continually monitor the mix of new construction and repair and upgrade services. While trends in oil and natural gas prices can affect the demand for offshore support vessels and drilling rigs, the Company anticipates demand will exist for repair activity even with a short-term downturn in oil and gas prices. While any prolonged depression in oil and natural gas prices could have an adverse effect on the Company's results of operations if a significant number of offshore support vessels and drilling rigs were taken out of active service in the Gulf of Mexico, the declines in oil and gas prices in 1998 have not significantly affected the Company's operations to date.

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

             Simultaneously with closing the senior notes offering, the Company completed the acquisition of all of the outstanding shares of John Bludworth Marine, Inc. ("John Bludworth Marine"). The John Bludworth Marine acquisition provided the Company with the Pasadena facility near Houston, Texas and the West Pelican Island facility in Galveston, Texas. The Company paid $15.0 million in cash and issued a promissory note in the amount of $4.0 million. The promissory note was adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine resulted in an increase to the purchase price of approximately $5.2 million. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1.5 million. The promissory note as adjusted for outstanding debt and EBITDA bore interest at 8.5% per annum and was payable on or before July 31, 1998. On May 27, 1998, the Company paid approximately $5.2 million of the promissory note. The balance of the promissory note, approximately $5.5 million, was paid on July 30, 1998.

             First Wave currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company currently employs approximately 1,200 employees at its six shipyards.

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

             Recent Developments

             On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc., was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Company's stated policy is to comply with all government laws and regulations and to operate with the highest degree of integrity. The Board of Directors of the Company has authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. The investigation has not been completed at this time. Therefore, the Company cannot now estimate the impact that may result from enforcement action, if any, related to the government's investigation, or any other issues that may be raised in connection with the company's internal investigation.

             Results of Operations

             Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

             Revenues increased 238% to $25.5 million in the 1998 period, compared with $7.5 million in the 1997 period, primarily due to five additional shipyards in operation during the 1998 period as compared to only one shipyard in operation during the full 1997 period. The Greens Bayou facility, a start-up, began generating revenues in the third quarter of 1997. The East Pelican Island facility, another start-up, began generating revenues in the first quarter of 1998. As discussed above, the Pasadena and West Pelican Island facilities were acquired on February 2, 1998. The Galveston Island facility was acquired on May 15, 1998 as a result of the BBD-GSC acquisition.

             Cost of revenues rose 258% to $17.3 million in the 1998 period from $4.8 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period.

             Gross profit increased 204% to $8.2 million in the 1998 period from $2.7 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period. The gross profit margin decreased to 32% in the 1998 period from 36% in the 1997 period, due in part to the increase in lower margin new construction work as a percentage of total revenue and the decrease in higher margin environmental services revenue as a percentage of total revenue.

             General and administrative expenses increased 293% to $4.5 million in the 1998 period from $1.1 million in the 1997 period. General and administrative expenses as a percentage of revenues for the 1998 period represented 17.5% of total revenues, as compared to 15.1% for the 1997 period. The increase in general and administrative expenses as a percentage of revenues is due in large part to several factors, including, the corporate staffing of First Wave to provide oversight of current operations and prepare the Company for future growth, the full staffing and certain overhead expenses incurred at the start-up of the East Pelican Island and Greens Bayou operations in advance of revenue generation, costs associated with being a publicly reporting company, and additional legal fees incurred of approximately $330,000 related to the environmental investigation at the Brady Island facility.

             Net interest expense rose to $2.4 million in the 1998 period from $438,000 in the 1997 period primarily due to three months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period.

             The elimination of minority interest in the 1998 period from approximately $133,000 in the 1997 period is due to all minority shareholders of this subsidiary exchanging their shares for shares in First Wave effective December 31, 1997.

             The increase in income tax expense from approximately $473,000 in the 1997 period to $508,000 in the 1998 period is directly attributable to the increase in income before income taxes and extraordinary item.

             The increase in net income from the 1997 period to the 1998 period is primarily due to the increase in gross profit associated with the additional shipyards in operation, which was substantially offset by the additional interest expense related to the $90 million 11% Senior Notes, the additional corporate staffing, the increase in general and administrative expenses related to the start-up of the East Pelican Island and Greens Bayou shipyards, and the increase in legal fees incurred in connection with the environmental investigation at the Brady Island facility.

             Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

             Revenues increased 156% to $62.6 million in the 1998 period, compared with $24.5 million in the 1997 period, primarily due to five additional shipyards in operation during the 1998 period as compared to only one shipyard in operation during the full 1997 period. The Greens Bayou facility, a start-up, began generating revenues in the third quarter of 1997. The East Pelican Island facility, another start-up, began generating revenues in the first quarter of 1998. As discussed above, the Pasadena and West Pelican Island facilities were acquired on February 2, 1998 as a result of the John Bludworth Marine acquisition. The Galveston Island facility was acquired on May 15, 1998 as a result of the BBD-GSC acquisition. Only the results of operations of John Bludworth Marine and BBD-GSC subsequent to the date of acquisition are included in the results of operations of the Company for the nine month period ended September 30, 1998.

             Cost of revenues rose 188% to $41.2 million in the 1998 period from $14.3 million in the 1997 period, primarily due to the additional shipyards in operation during the 1998 period.

             Gross profit increased 111% to $21.4 million in the 1998 period from $10.1 million in the 1997 period due to the additional shipyards in operation during the 1998 period. The gross profit margin decreased to 34% in the 1998 period from 41% in the 1997 period, due in part to certain operational inefficiencies associated with the start-up nature of the East Pelican Island shipyard which affected early gross profit margins, and the decrease in higher margin environmental services revenue as a percentage of total revenue.

             General and administrative expenses increased 202% to $11.9 million in the 1998 period from $3.9 million in the 1997 period. General and administrative expenses as a percentage of revenues for the 1998 period represented 19% of total revenues, as compared to 16% for the 1997 period. The increase in general and administrative expenses as a percentage of revenues is in large part due to several factors, including, the corporate staffing of First Wave to provide oversight of current operations and prepare the Company for future growth, the full staffing and certain overhead expenses incurred at the start-up operations in advance of revenue generation, costs associated with being a publicly reporting company, and additional legal fees incurred of approximately $330,000 related to the environmental investigation at the Brady Island facility.

             Net interest expense rose to $6.5 million in the 1998 period from $1.3 million in the 1997 period due to eight months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period.

             The elimination of minority interest in the 1998 period from approximately $536,000 in the 1997 period is due to all minority shareholders of this subsidiary exchanging their shares for shares in First Wave effective December 31, 1997.

             The decrease in income tax expense from approximately $1.8 million in the 1997 period to $1.2 in the 1998 period is directly attributable to the decrease in income before income taxes and the extraordinary item.

             The extraordinary item reflected in the 1998 period of approximately $933,000 relates to approximately $1.5 million in loss on extinguishment of debt, net of income tax benefit of approximately $559,000.

             The decrease in net income from the 1997 period to the 1998 period is primarily due to the following: the loss on the extinguishment of debt; the additional interest expense related to the $90 million 11% Senior Notes; the additional corporate staffing; the increase in general and administrative expenses incurred in connection with the start-up of the East Pelican Island and Greens Bayou shipyards; and the increase in legal fees incurred in connection with the environmental investigation at the Brady Island facility.

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

             The Company completed its $90 million 11% Senior Notes offering on February 2, 1998. Simultaneous with the senior notes offering, the Company used $15.0 million of the net proceeds of the offering to complete the John Bludworth Marine acquisition. As a provision of the senior notes offering, the Company was required to deposit sufficient funds in a trust account to cover the first two semi-annual interest payments on the senior notes. The expenses incurred by the Company in connection with the senior notes offering were approximately $4.4 million. Subsequent to the senior notes offering and the John Bludworth Marine acquisition, approximately $25.2 million was used to prepay indebtedness of the Company. On May 15, 1998, $5.5 million of the net proceeds of the offering was used to complete the BBD-GSC acquisition. On May 27, 1998, $5.2 million was used to paydown the promissory note to the former owner of John Bludworth Marine. On July 30, 1998, $5.5 million was used to pay the balance of the promissory note.

             Excluding the acquisition of the Pasadena facility, the West Pelican Island facility and the Galveston Island facility, the Company has used approximately $16.9 million of proceeds from the senior notes offering on capital expenditures during the nine month period ended September 30, 1998. The Company has budgeted approximately $10 million of capital expenditures for the remainder of 1998.

             Under its indenture entered into in connection with the senior notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable. On
             June 9, 1998, the Company obtained a $10.0 million revolving line of credit collateralized by accounts receivable. Additionally, the

             Company is renegotiating $4.0 million in borrowing capacity under another revolving line of credit. There were no borrowings outstanding on any of the lines of credit at September 30, 1998.

             Net cash (used in) provided by operating activities for the nine month periods ended September 30, 1998 and 1997 was $(3.5) million and $4.4 million, respectively. The decrease in cash generated from operations is primarily due to the lower earnings during the 1998 period (as discussed above), and the substantial growth in accounts receivable, net of accounts receivable acquired in the John Bludworth Marine acquisition.

             Net cash used in investing activities was $44.1 million and $2.0 million for the nine month periods ended September 30, 1998 and 1997, respectively. During the 1998 period, cash used in investing activities was for the completion of the John Bludworth Marine and BBD-GSC acquisitions, capital improvements and the purchase of investments.

             Net cash provided by (used in) financing activities was $52.1 million and $(1.3) million for the nine month periods ended September 30, 1998 and 1997, respectively. Cash provided by financing activities resulted from the completion of the $90 million 11% Senior Notes offering during the current period. Cash generated from the 11% Senior Notes offering was used to prepay indebtedness of the Company, pay the promissory note to the former owner of John Bludworth Marine, and pay the remainder of the financing costs related to the 11% Senior Notes offering.

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

             The Company currently believes that with recent upgrades made to its existing software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems. The Company has initiated discussions with its significant suppliers, large customers, financial institutions and utilities to assure that those parties have appropriate plans to remediate Year 2000 issues. The Company expects to have completed its communications with those third parties by the end of the year so that it will be in a position to work with them to minimize disruption to the Company's operations as a result of others' Year 2000 problems.

                           PART II: OTHER INFORMATION

Item 1.      Legal Proceedings.

             On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc., was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Company's stated policy is to comply with all government laws and regulations and to operate with the highest degree of integrity. The Board of Directors of the Company has authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. The investigation has not been completed at this time. Therefore, at this time the Company cannot now estimate the impact that may result from enforcement action, if any, related to the government's investigation, or any other issues that may be raised in connection with the company's internal investigation.

Item 2.      Use of Proceeds.

             The Company completed an offering of $90 million of 11% Senior Notes on February 2, 1998. The underwriter was Schroder & Co., Inc.

             Expenses incurred by the Company in connection with the senior notes offering were as follows (in thousands):

                Underwriting discounts and commissions               $ 3,150
                Legal and accounting fees                                637
                Printing                                                 252
                Other                                                    363
                                                                    --------
                                                                    $  4,402
                                                                    ========

             From February 2, 1998 through September 30, 1998, the Company used offering proceeds as follows (in thousands):

                John Bludworth Marine, Inc. acquisition              $15,000
                Pledged securities - first year's interest             9,542
                Repayment of indebtedness, including
                   prepayment penalties                               25,172
                Payment of promissory note to former owner
                   of John Bludworth Marine, Inc.                     10,853
                BBD-GSC acquisition                                    5,503
                Capital expenditures                                  16,863
                Expenses of offering (see above)                       4,402
                                                                     -------
                Total proceeds expended                              $87,335
                                                                     =======

             The remaining proceeds of approximately $2.7 million are included in cash and cash equivalents at September 30, 1998 and are scheduled to be used to cover a portion of the budgeted capital expenditures.

Item 3-5.    Not applicable.

Item 6.      Exhibits and reports on Form 8-K.

             (a)  Exhibits

                  Exhibit
                  Number        Description
                  -------       -----------
                    27.1        Financial Data Schedule.

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


                                            FIRST WAVE MARINE, INC.

November 13, 1998                           By: /s/ DAVID B. AMMONS
                                                ------------------------
                                                David B. Ammons
                                                Executive Vice President and
                                                Chief Financial Officer

November 13, 1998                           By: /s/ DALE E. SCHEXNAYDER
                                                -------------------------
                                                Dale E. Schexnayder
                                                Corporate Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
--------       -------------------------------------------
*27.1      -   Financial Data Schedule