Form 10-K
period 1998-12-31
FIRST WAVE MARINE INC
filed 1999-03-19
CIK 1047860

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ] NOT APPLICABLE

         Number of shares of common stock outstanding as of March 1, 1999:
11,756,955.

===============================================================================

         This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, included in this Form 10-K, and as may be made by management, orally or in writing, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations, (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers, and (vi) risks related to regulatory and environmental matters. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

PART I

ITEMS 1 - 2.   BUSINESS AND PROPERTIES

                                  THE COMPANY

         First Wave Marine, Inc. is a leading provider of shipyard services to the inland marine, offshore petroleum and commercial shipping industries. The Company offers a full range of repair, conversion, new construction and related environmental services. The Company is the largest shipyard operator in the Houston-Galveston area with six major shipyard facilities.

         The Company was incorporated in Delaware in September 1997. The Company's predecessor, a Texas corporation, merged into the Company on September 30, 1997. The Company's principal executive offices are located at 2102 Broadway, Houston, Texas 77012, and its telephone number is (713) 847-4600.

         Since it acquired its first facility in December 1993, First Wave has significantly improved revenues and income from operations. The Company's success has been the product of a focused strategy to build a high quality, dedicated workforce, provide a high level of customer service, diversify the markets it serves and optimize the mix of its services to maximize capacity utilization.

BACKGROUND

         Brady Island. The Company's Brady Island facility was originally acquired through a 1993 lease of the facilities and equipment from Newpark Resources, Inc., an unrelated corporation. In August 1996, the Company purchased the Brady Island leased assets from Newpark Resources. The Brady Island shipyard provides repair, conversions, new construction and related environmental services for the inland and offshore barge and boat markets, as well as conversions and repairs for the offshore support vessel industry. In 1996, the Brady Island shipyard added a service line to its environmental services division, by providing non-hazardous wastewater treatment on a fee basis. The Brady Island facility provides accounting, training, sales, estimating, risk management and general administrative functions to the Greens Bayou and Pasadena shipyards. Additionally, the potential interchangeability of the labor force among the Brady Island facility, the Greens Bayou facility and the Pasadena facility, and in some instances, the Galveston facilities, as well as the ability of the Greens Bayou and Pasadena barge customers to use Brady Island's environmental services, has resulted in economic benefits for the Company.

         Greens Bayou. In August 1997, the Company acquired, through a capital lease, certain repair and new construction assets of Platzer Shipyard, Inc. (the Greens Bayou facility), a subsidiary of Trinity Industries, Inc. This facility is specifically designed to service the barge industry with eight haul-up facilities, including a major six position rail transfer system. The Company believes it efficiently operates this Houston area shipyard by using the Brady Island facility to provide most of its administrative services.

         Pasadena and West Pelican Island Facilities. In February 1998, the Company acquired all of the outstanding capital stock of John Bludworth Marine, Inc. The acquisition provided the Company with the Newpark Shipbuilding-Pasadena facility in Pasadena, Texas, which is near the Company's other Houston shipyards, and the West Pelican Island facility which is adjacent to the Company's East Pelican Island facility in Galveston, Texas. Newpark Shipbuilding-Pasadena is an established regional shipbuilder focusing on inland barge repair and inland boat construction and repair, as well as offshore support vessel repair. To increase efficiencies, the Company operates this Houston area shipyard by using the Brady Island facility to provide most of its administrative services. As part of this acquisition, the Company gained significant new drydock capacity within its area of operation and diversified its mix of services to include expanded capabilities in the inland boat and offshore support vessel segment of the marine industry. The West Pelican Island facility now forms part of the Company's Galveston operations. The West Pelican Island facility uses the East Pelican Island facility to provide most of its administrative services, making it an efficient low cost operation. The West Pelican facility has over two acres of covered fabrication area enabling the Company to provide 24-hour all weather shipyard and fabrication services.

         East Pelican Island Facility. After acquiring PMB Engineering Inc.'s lease of the 110-acre East Pelican Island facility in Galveston, Texas, the Company signed an amendment to such lease with Galveston Wharves, providing for, among other things, a term of 15 years with 28 three-year options (for up to 99 years) at an annual rate of $700,000, subject to adjustment. Pursuant to the terms of the amended lease, the Company committed to make $20 million in capital improvements and equipment at the East Pelican Island shipyard over a three year period. The Company has satisfied this commitment with approximately $23 million for capital improvements and equipment expended in 1998. The capital investment included the construction and commissioning of a drydock with approximately 10,000 tons of lifting capacity, the addition of substantial crane capacity, extensive refurbishment to the existing piers and bulkheads, dredging to increase water depth and the addition of other infrastructures and support facilities. This facility provides accounting, human resources, training, sales estimating, risk management and other general administrative functions to the nearby West Pelican Island facility and the Galveston Island facility. The East Pelican Island facility currently provides repair and conversion services to offshore drilling equipment, including jack-ups, semi-submersible drilling rigs, drillships and exploration vessels, offshore support vessels, offshore barges and small commercial ships. Upon completion of certain capital improvements to the East Pelican Island shipyard, the Company intends to offer shipyard services for larger commercial ships.

         Galveston Island Facility. In May 1998, the Company acquired land, buildings and certain new construction assets of the barge building division of Galveston Shipbuilding Company. This facility is specifically designed for inland and offshore barge new construction with a fully automated panel line, automated cutting equipment and a side-launch system. The Galveston Island shipyard uses the nearby East Pelican Island facility to provide most of its administrative services.

                               INDUSTRY OVERVIEW

         The Company's business is impacted by fundamentals and trends specific to the inland and offshore transportation market and the offshore drilling industry. At present, the U.S. inland water transportation markets make up a majority of the Company's revenues. The Company anticipates the offshore transportation market, including commercial ships, offshore barges and integrated tug-barges will have more of an impact on its revenues in 1999 than in 1998. The offshore drilling industry which is comprised of the offshore drilling rig market and the offshore support vessel market is primarily dependent upon the demand for offshore drilling and related services in the Gulf of Mexico which has experienced a significant decline in activity during the last six to nine months. Detailed descriptions of industry fundamentals and trends influencing these markets are summarized below.

INLAND AND OFFSHORE TRANSPORTATION MARKET

         Inland Barges. Tank barges, hopper barges and deck barges transport a wide range of commodities including petroleum, petrochemicals, fuels, construction materials and other bulk products. The Company provides shipyard services primarily to the tank barge segment of this market. Domestic production of petrochemicals has continued to increase annually, attributable to growth in the economy, continued growth of the United States population and the continued substitution of plastics and synthetics in a wide variety of products. Texas and Louisiana currently account for approximately 80% of the total United States production of petrochemicals. This strong petrochemical presence in the Texas - Louisiana area provides the Company with a large and stable market for tank barge services.

         Based on industry sources, the Company estimates that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 (1,600 of which were double skinned barges) to approximately 2,800 in 1997 (2,300 of which were double skinned barges). The Company believes this decrease primarily resulted from: (i) increasing age of the domestic tank barge fleet resulting in scrapping; (ii) rates inadequate to justify new construction; (iii) a reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; (iv) more stringent operating standards to adequately cope with safety and environmental risks; and (v) an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleet.

         The U.S. Maritime Administration ("MARAD") has estimated that by the year 2000, approximately 25% of the current domestic tank barge fleet between 10,000 and 30,000 barrels in capacity will be more than 25 years old and more than 8% will be at least 30 years old. Due to the average age of the fleet and the consolidation of the barge transportation industry by well capitalized towing companies, demand for tank barge repair and deck barge repair has been steady over the past few years and is expected to remain relatively the same in the near future. Although well-maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual U.S. Coast Guard certificates, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The Company's demand for new barge construction services has materially increased over the last year as a result of the Company's new capacity, general positive economic conditions, lower prices for steel, as well as the other factors described above.

         Towboats and Tug Boats. Towboats or "pushboats" are "brown water" vessels used on rivers and intracoastal waterways to push barges. Barge transportation companies own and operate the majority of the towboat fleet used for this purpose, and much of the independent fleet of towboats is under contract to these towing companies. These towboats typically transport multiple barges. Because towboats and barges provide transportation for a wide variety of commodities, the Company believes this segment is less dependent on fluctuations in the price of oil. Tug boats are typically used to guide ships through a ship channel or other narrow, heavily trafficked waterway to their destination and assist in the docking at ports. The demand for repair services for these boats is relatively stable as Houston is one of the busiest ports in the United States and a major hub in the inland transportation segment.

         Ocean Barges and Integrated Tug-Barges (ITB). Ocean barges and integrated tug barges are much larger than inland barges and are built to more rigorous specifications. Consequently, they cost much more to build than inland barges. Most of the existing worldwide fleet of ocean barges is single-hulled. The Oil Pollution Act of 1990 ("OPA '90") mandates that all tank barges over 5000 gross tons be double-hulled by 2010. Given the size of the fleet, the small number of conversions done to date by shipyards, and the lead times for conversion work, this market is expected to become increasingly active in the near future. The Company successfully performed one of the first such conversions on an ITB. As an alternative to these conversions, barge owners may also consider the feasibility of building new and improved ITBs to replace the aging single hull fleet.

         Commercial Ships. Commercial ships include freighters, tankers, car carriers, and passenger vessels. In 1998 during a six-month period 3,288 commercial ships made 11,795 calls at Gulf of Mexico ports (including the port of Houston). Based on industry statistics, the Company believes commercial shipping is affected more by global economies than the price of oil and gas, as these vessels transport a wide variety of commodities. Other factors influencing the potential volume of commercial ship repair services are: (i) annual growth in the volume of trade and shipping traffic; (ii) certain reductions in subsidies to overseas shipyards which may make prices at U.S. shipyards more attractive to foreign owners; (iii) the lack of a substantial ship repair presence in the western Gulf of Mexico; (iv) the aging U.S. fleet which is in need of repair; and (v) the Company's proximity to the Port of Houston which ranks first in the United States for foreign tonnage and second in total tonnage. Demand for ship repair services has remained strong despite a slowdown in Asian and South American economies. The Company expects the demand should continue to grow as these economies recover.

         Specialty Vessels. Specialty vessels like power barges, crane barges and dredges form an important market niche for repair and new construction. This market is growing rapidly due to a strong economy and an aging fleet. The Company has previously successfully built and delivered a power barge hull. These vessels are typically larger and more complex than inland barges and cost more to build and outfit. With the acquisition of the two Pelican Island facilities and the Galveston Island facility, the Company has gained additional capacity and capability to build and outfit these type of vessels.

         Government-owned Vessels. Repair and new construction of Government-owned ferries, MARAD vessels, Department of Defense ("DOD") vessels, United States Coast Guard ("USCG") vessels, Army Corps of Engineers vessels and other federal and state owned vessels is another specialized market. Due to an aging fleet, the Company believes there is significant demand for repair services to these vessels as well as new construction. The Company has experience in providing repair services to federal and state owned vessels. The Company is actively pursuing this market and believes it has in place the necessary engineering and production experience required to build Government-owned vessels.

OFFSHORE PETROLEUM OPERATIONS

         Offshore Drilling Rigs and Drill Ships. The Company believes that the existing supply of offshore drilling rigs is more than adequate to satisfy current demand. While the level of worldwide offshore drilling activity has increased substantially over the last two years, peaking with a Gulf of Mexico offshore drilling rig utilization of 97% in 1998, recent utilization and demand, both worldwide and in the Gulf of Mexico, has decreased dramatically.

         The offshore drilling industry has experienced a significant decline in activity during the last six to nine months. This decline follows two years of high activity during which oil and gas companies had increased their exploration and production budgets in response to increasing demand and stronger oil and gas prices. The first half of 1998 reflected this increased demand with offshore drilling rig capacity in the Gulf of Mexico at or near full utilization. During the second half of 1998, oil prices declined to their lowest level in 25 years (adjusted for inflation).

         The Company believes, based on industry sources, that the sharp drop in oil prices is the result of a surplus of crude oil in worldwide markets, which has been brought about by reduced demand, particularly in Southeast Asia, an increase in crude oil production by OPEC producing countries in mid to late 1997, and a relatively warm winter in the United States and Europe. The decline in crude oil prices has adversely impacted the revenues and profits of oil operators, who have responded by reducing exploration and development expenditures. This decline in spending has adversely affected the level of oil field activity, and in turn, the revenues of most companies in the offshore drilling and offshore support vessel industries. While the Company's rig repair business has not been significantly affected to date, the Company may experience reduced opportunities at its East Pelican Island facility in 1999 as a result of reduced spending by drilling contractors. The Company is not able to predict when and to what extent the level of oil field activity will recover.

         The demand for deep water (deeper than 1,000 feet) drilling services worldwide and in the Gulf of Mexico which had increased substantially in recent years, has not been affected as dramatically to date as the shallow water offshore drilling market by the sharp drop in oil prices. The prior increase in demand was a result of reserve discoveries and technological advances which have made development and production of reserves in deep water economically viable. Deep water drilling requires larger and more technically advanced drilling rigs. Despite the limited number of offshore drilling rigs with deep water capabilities, due to the slowdown of spending by oil and gas operators and the resulting slowdown of capital expenditures by drilling contractors, there are fewer offshore drilling contractors entering into agreements to upgrade or convert existing offshore drilling rigs to meet deep water drilling demand.

         While the Company cannot predict when the offshore drilling industry fundamentals will improve, industry information states that the average age of the mobile worldwide drilling fleet is over seventeen years. The Company believes that many rigs will continue to require repairs, though the demand for major upgrades and conversions of offshore drilling rigs to meet deep water specifications will remain slow in 1999.

         Offshore Support Vessels. The primary role of offshore support vessels ("OSVs") is to deliver equipment, personnel and supplies to offshore drilling rigs and production facilities. In recent years, a few offshore support vessel operators have significantly consolidated the offshore support vessel market.

         Although there has been recent construction of new offshore support vessels, a majority of the support vessels currently in service in the Gulf of Mexico are 16 or more years old and a majority of the remainder are between 11 and 16 years old. As these vessels age, maintenance, repair and vessel certification costs increase significantly and eventually require replacement.

         During 1998, offshore support vessel day rates declined dramatically. Average day rates in the Gulf of Mexico for a 180 foot offshore support vessel declined from a high of approximately $9,000 per day down to a recent low of $2,800 per day. The result of the decline in rates has been that older, less maintained equipment has been stacked. Over the past several years, many operators upgraded their vessels while cash flow was good. Others, however, either did not have any scheduled drydocks or if drydocked, minimal maintenance was performed to enable the vessel to quickly return to generating revenues at high day rates. It is estimated that approximately half of the supply boat fleet in the Gulf of Mexico has had extensive work done while the other half is not in good repair due to low maintenance and high utilization. At the current time for many operators, the day rates may not justify the significant drydock expense for repairs and inspections. Vessels continue to be stacked.

         While the operating fleet still must pass U.S. Coast Guard inspections every two years which generally require shipyard services, the Company does not expect to see significant improvement in this market until day rates for offshore support vessels improve. At that time, a significant portion of the currently stacked vessels should require shipyard service.

         While deep water offshore drilling remains active, the Company believes that most fleet operators will not convert and "stretch" existing support vessels for deep water service due to the number of newly constructed or recently upgraded vessels available for such service.

         Liftboats. Liftboats, a hybrid class of service vessel that combines the characteristics of workboats, crane or deck barges, and jackup drilling rigs, were first developed for operating in the Gulf of Mexico. There are approximately 225 liftboats in the worldwide fleet, a majority of which are located in the Gulf of Mexico. They are positioned adjacent to offshore drilling rigs and provide a stable foundation for repair, maintenance, and loading/unloading operations in sea conditions that would cause excess movement in a normal boat. The operational advantages of liftboats should cause the use to increase, although growth in utilization is related to shallow-water drilling and production activity in the Gulf of Mexico, which market is currently depressed.

         FPSO (Floating, Production Storage, and Offloading) Vessel Conversions. When oil prices recover and deep water drilling and production moves further offshore and away from established infrastructure, the Company believes the use of FPSOs should increase. Single hull tankers are typically converted to FPSOs at a much lower cost than new construction. More single hull tankers will become available for such conversions as they are phased out due to OPA `90 regulations. FPSO conversions involve large amounts of steel replacement and piping systems installation.

                                    SERVICES

         The Company earns approximately 77.5% of its revenues from repair and maintenance services to inland barges, boats, ocean barges, integrated tug-barges, commercial ships, specialty vessels, offshore drilling rigs, offshore support vessels and liftboats. The balance of its revenues are earned from new construction, conversions and environmental services.

REPAIR

         Inland barges. The Company's inland barge repairs involve tasks as simple as minor hull or outfitting repairs to more complex services such as re-skinning with new bottom plates, side shells and knuckles, including surface preparation and painting. The vessels in the aging domestic coastwise fleet are in frequent need of repairs as they reach the end of their useful lives. Further, U.S. Coast Guard regulations require that double-skinned inland barges be drydocked for bottom gauging to detect thickness and structural fatigue every 10 years. Other inland barges require both an inspection of the internal structures and drydocking once every five years. Normally at this time, the customer will request removal and replacement of pitted and deteriorated steel as well as blasting and coating services.

         Boats. The Company offers a comprehensive range of services to the boat repair market, from minor hull repairs to engine and propeller system replacement. Boat repair work requires a high level of precision and expertise in machinery and equipment repairs. Frequent unscheduled repairs requiring fast turnarounds characterize this segment.

         Ocean barges and Integrated Tug-Barges (ITBs). Ocean barges and ITBs are subject to drydock inspections every five years as well as annual inspections for which drydocking is not required. These vessels are subjected to a higher standard of maintenance than inland barges. Additionally, salt water operation requires more frequent hull coating than fresh water vessels. During the course of these mandated inspections, in addition to routine scheduled maintenance, the Company's customers often discover the need for additional repairs. Because ocean barges and ITBs are larger and more complex than inland barges, repair costs tend to be higher. Due to high day rates for these vessels, fast turnarounds are a key success factor in this segment. OPA `90 regulations mandate that tank vessels be double hulled over the next fifteen years, the exact dates dependent upon the size and age of the vessel. Most ocean barges and ITBs must be double-hulled by 2010. Since most existing ocean barges are single hulled, the Company believes that conversions to double hull in this market segment may become increasingly active. Conversion of these single hull vessels is complex, expensive, and can require long lead times. The Company has performed one of the first such double-hull conversions of an ITB in 1995.

         Commercial Ships. The Company offers topside and on-board repair services for commercial ships and drydock services for small ships. On-board services involve transporting workers, materials and equipment to a vessel located away from a shipyard or other infrastructure. Typical topside work includes minor structural repairs, outfitting repairs, and repairs to machinery and equipment. Drydock repairs include hull steel replacement, propeller and thruster repairs and vessel coating. Since the loss of revenue to a commercial ship during a shipyard visit can be significant, these vessels typically come into a shipyard only for major repairs, emergency repairs or mandatory maintenance. At this time, minor repairs are also performed. In this sector, ship owners place a high priority on fast turnaround as well as high-quality work. The Company is actively pursuing a strategy to service large ships with drydocking services in Galveston.

         Specialty Vessels. The Company provides a full range of repair and maintenance services to a variety of specialty vessels such as crane barges and dredges. Typical topside work includes minor structural repairs, outfitting repairs and repairs to machinery and equipment. Drydock repairs include hull steel replacement, equipment/machinery replacement and vessel coating.

         Government-Owned Vessels. The Company provides repair and maintenance services for Government-owned ferries, MARAD vessels, DOD vessels, USCG vessels, Army Corps of Engineers vessels and other federal and state owned vessels. Repair services to Government-owned ferries are sometimes provided under multi-year contracts. The Company has experience in providing services to the Texas Department of Transportation (TXDOT) ferries, Military Sea-Lift Command vessels and other vessels owned and operated by the Army Corps of Engineers. Many of the vessels in this sector demand a high level of quality and craftsmanship as these vessels must be maintained to a high regulatory standard. Typical topside work includes minor structural repairs, outfitting repairs and machinery and equipment repairs. Drydock repairs include hull steel replacement, engine replacement, propeller repairs or replacement and vessel coating.

         Offshore Drilling Rigs and Drillships. The Company performs repairs for offshore drilling rigs and drillships at its East Pelican Island facility. The Company also performs on-board repair services, which involve transporting workers, materials and equipment to a vessel located away from a shipyard or other infrastructure. These are highly complex vessels that operate in remote areas. Consequently, drilling vessels typically come in to a shipyard only for major repairs, emergency repairs, or mandatory maintenance. The Company's services include repairs and maintenance to the vessel hull, on-board equipment and various systems, as well as upgrading and repowering to improve vessel performance or capability. Shipyard location in proximity to the rig's operating area is important to the drilling contractor so the cost of transit time is reduced and lost revenue is minimized. Other key success factors in rig and drillship repair include unrestricted access to the shipyard, ample water depth, complete dock-side facilities, sufficient cranage and experience in managing large-scale projects.

         Offshore Support Vessels (OSVs). The Company offers a comprehensive range of services for OSVs, from minor hull repairs to conversion jobs. These vessels require a high level of precision and expertise in machinery and equipment repairs. OSVs are subject to higher regulatory standards than the inland boats. These vessels are also larger and repairs are usually more complex than the inland boats.

         Liftboats. Liftboats share some of the characteristics of OSVs and jack-up drilling rigs. They are self-propelled like OSVs and have the ability to lift their hulls on legs like jack-up rigs. The Company offers a complete range of repair and maintenance services for these vessels. The Company's experience in repairing jack-up drilling rigs and OSVs is applicable to liftboats.

NEW CONSTRUCTION

         Inland barges. During 1998, the Company earned approximately 16.1% of its current revenues from barge new construction. Historically, the Company's new construction activities have been primarily for inland tank and deck barges. New construction is performed under fixed-price contracts, with prices depending on the size and type of barge. The acquisition of the Greens Bayou facility in August 1997, the West Pelican Island facility in February 1998 and the Galveston Island facility in May 1998 provided the Company the capacity to build up to 40 barges per year depending on the mix of barge types.

         Boats. Acquisitions provided the Company with the capability to compete for new construction of tow boats (pushboats) and tug boats. The presence of a large number of boat builders on the Gulf Coast makes this a highly competitive market. However, the Company believes that with its engineering, technical and production capabilities it is well-positioned to successfully compete in this market.

         Ocean barges and Integrated Tug-Barges (ITBs). Ocean barges and ITBs are similar to, but larger than, inland tank barges. These vessels are more expensive to build and are built to a higher regulatory standard than inland barges. Because they are larger than inland barges, average construction time of these vessels is longer and prices are higher. OPA `90 mandates that any new tank vessels be double hulled. Ocean barges and ITBs were built and delivered at the Galveston Island facility under its previous ownership.

         Specialty Vessels. Specialty vessels like power barges, crane barges and dredges are complex and require much more work in the design and engineering phase than other types of vessels. Due to their size and complexity, these vessels typically cost substantially more to build than inland barges. The Company has successfully built and delivered a power barge hull in 1995.

         Government-Owned Vessels. Historically, the Company has not participated in the new construction of Government-owned vessels. Federal and state owned ferries, barges, dredges and other specialty vessels owned and operated by the Army Corps of Engineers, USCG vessels and other federal and state owned vessels form a large part of this market. Most government owned vessels demand a high level of craftsmanship as these vessels must be maintained to a high regulatory standard. The Company believes that the necessary engineering and production experience required to build Government-owned vessels is in place and is actively pursuing certain sectors of this market.

         Offshore Drilling Rigs. The Company's current management team has considerable experience in building jack-up drilling rigs and has the facilities to build them at its East Pelican Island facility. The Company is considering various engineering and design options and relationships in order to pursue rig construction when market demand returns. Since this market is dependent on the price of oil, new construction activity has currently slowed considerably. This trend is expected to continue as long as the price of oil remains weak.

         Offshore Support Vessels. Historically, the Company has not been in the new construction sector for offshore support vessels. The recent acquisitions add the expertise, experience and capacity necessary to provide the Company the ability to compete for the new construction of these vessels. The presence of a large number of shipyards building OSVs in the United States makes this a highly competitive market. The Company believes that the engineering, technical and production expertise is in place to build and deliver OSVs. Since this market is dependent on the price of oil, new construction activity has currently slowed considerably. This trend is expected to continue as long as the price of oil remains weak.

CONVERSIONS

         Offshore Drilling Rigs. Conversions of offshore drilling rigs can involve converting a slot jack-up rig to a cantilevered jack-up rig, strengthening and extending rig legs, reinforcing spud cans on existing legs and modifying older designs to incorporate newer technology. Drilling rigs can be converted to production rigs and vice versa. The Company has the experience and is well positioned to perform conversions.

         Offshore Support Vessels. As oil and gas operations move to deeper waters, demand for a larger class of offshore support vessels has grown. In response, over the last two years owners of offshore support vessel fleets have built new vessels or have converted existing vessels in their fleet into vessels capable of operating further offshore. This trend resulted in an increase in conversion projects for the Company during 1997 and the first half of 1998. These conversions typically consist of lengthening the vessels and installing liquid mud tanks, dynamic positioning and other specialized features. The Company has also widened offshore support vessels to significantly increase their deck and cargo capacity.

         FPSO Vessel Conversion. Floating Production, Storage and Offloading vessels are used for petroleum production operations in remote areas with no existing infrastructure. FPSOs remain onsite and are periodically lightered by shuttle tankers. Certain tankers can be converted to FPSO use at a much lower cost than new construction. An FPSO conversion was performed successfully at the East Pelican Island facility before its acquisition by the Company.

ENVIRONMENTAL

         Environmental Services - Degassing/Cleaning Operations. These services are provided at the Company's Brady Island facility. In order for a barge to change the type of cargo it holds, the barge generally requires cleaning. The Company provides cleaning services for change of cargo as well as in preparation for repairs and maintenance at the shipyard. The cleaning process begins with vapor recovery of gasses, if necessary. The barge is then cleaned with water using special industrial cleaning equipment. The water is vacuumed into the Company's wastewater treatment facility for proper treatment and disposal. If the barge requires "hot work" (cutting or welding) while in the shipyard, safety regulations require that it be "gas free" (non-explosive) as certified by a marine chemist. The Company employs its own certified marine chemist.

         Environmental Services-Wastewater Treatment Services. The Company provides non-hazardous wastewater treatment services on a fee basis. The Company's two million gallon wastewater storage tank, completed in January 1998, allows the Company to increase, under its existing permit, its current volume of wastewater. In an average job, a tank truck arriving at the facility pumps out approximately 5,000 gallons of wastewater into the Company's tanks after being tested. The non-hazardous wastewater is then treated at the Company's bio-treatment plant and disposed of in accordance with applicable regulations.

                              SHIPYARD PROPERTIES

         The Company currently operates the following six shipyard facilities:

         Brady Island. The Brady Island shipyard was originally acquired in December 1993 and is located on the Houston Ship Channel on approximately 23 acres. The shipyard has the capability to handle the repair, construction and related environmental services for both offshore and inland vessels. It provides repair and conversion services for offshore support vessels and offers repair, conversion and new construction services for offshore and inland barges and boats. In addition to the traditional shipyard assets described below, the Brady Island facility has a high capacity bio-treatment plant, state-of-the-art vapor control equipment and a two million gallon wastewater storage tank. The shipyard has six haul-up facilities that include three dry docks, two marine rails and one transfer system from drydock to rail. The drydock lifting capacities range from 300 to 3,200 tons. Over 2,200 feet of pier space is available for topside and outfitting repairs. The facility's equipment consists of three crawler cranes, two tower cranes and one cherry picker. The fabrication facility has over 13,000 square feet under roof, which enables the Company to provide all-weather, 24-hour fabrication services for new construction and repair work. Two 20 ton overhead cranes service the fabrication shop.

         Pasadena. The Pasadena facility is conveniently located on the Houston Ship Channel in Pasadena, Texas on approximately 63 acres. The shipyard performs repair services for offshore support vessels, inland and offshore barges, inland and offshore boats, and small ships. The shipyard has five drydocks, with lifting capacities ranging from 300 to 3,000 tons. Over 2,500 feet of pier space is available for top-side and outfitting repairs. The facility's equipment consists of five mobile cranes, with lifting capacities ranging from 19 to 85 tons.

         Greens Bayou. The Greens Bayou shipyard was acquired on August 11, 1997. The shipyard is located near Houston, Texas on approximately 25 acres, near the Houston Ship Channel and Brady Island. The shipyard performs repair, conversion and new construction services for barges. The shipyard has eight haul-up facilities, which includes a single rail and the main rails with seven transfer positions. The barge lifting capacities range from 300 to 1,200 tons. Over 1,400 feet of pier space is available for top-side and outfitting repairs. The facility's equipment consists of two crawler cranes, two tower cranes and two cherry pickers. The fabrication facility has over 50,000 square feet under roof, which enables the Company to provide all-weather, 24-hour fabrication services for new construction and repair work. Seven overhead cranes ranging from 10 to 40 tons service the fabrication shops. The fabrication equipment includes an NC plate cutting machine, a 750 ton press brake, angle rolls and several semi-automatic welders.

         East Pelican Island. The Company acquired the East Pelican Island shipyard through an assignment of the PMB Engineering, Inc. lease with Galveston Wharves. Galveston Wharves has amended the PMB Engineering, Inc. lease, extending the possible eight years remaining on such term of the lease to a lease with a potential 99-year term, among other things. This facility can serve most classes of offshore drilling rigs, offshore support vessels, offshore barges and small and large ships. Located in Galveston, Texas on approximately 110 acres, this facility is located on the Galveston Ship channel and offers unlimited accessibility to all types of vessels from the Gulf of Mexico and beyond. With a

10,000 ton drydock and over 3,000 feet of full service piers, this shipyard offers turn-key services to most vessels. Available water depth at this facility ranges from 25 to 50 feet, which is ideally suited for large offshore drilling rigs and other offshore vessels, including ships. The lifting equipment consists of nine cranes ranging from 22 to 250 tons, including several mobile cranes servicing the piers and the drydock. The shipyard has over 30,000 square feet under roof, providing efficient fabrication services for repairs and conversions. A 10 ton and a 5 ton crane service the fabrication shops. Management has a program for the capital improvements to this shipyard. The Company committed to making $20 million in capital improvements to the facility over a three year period. Approximately $23 million was expended in 1998. The capital investment included the construction and commissioning of a drydock with approximately 10,000 tons of lifting capacity, and extensive refurbishments to the existing piers. Extensive repairs were also made to the existing bulkheads. A new slip and bulkhead are being constructed, that will provide additional capacity for topside repair work. Maintenance dredging was performed in all of the slips and wet berths to provide the required water depth for the offshore rigs, vessels and ships. Utility services are being installed to provide full service at several locations in the assembly area and on the piers. A portion of the capital investment was applied towards the purchase of operational equipment such as mobile and gantry cranes, rolling stock, production equipment and tools.

         West Pelican Island. This shipyard is located at Pelican Island in Galveston, Texas on approximately 23 acres. Located on the Galveston Ship Channel, this facility offers easy accessibility from the Gulf of Mexico and beyond. The renovated fabrication facility has over two acres under roof, which enables the Company to provide all-weather, 24-hour service for fabrication, assembly conversions and new construction. The plate and pipe shops are serviced by two 30 ton and two 5 ton overhead cranes. Two 200 ton overhead cranes, providing the capability to lift modules or vessels up to 400 tons, service the main fabrication shop. Part of this main fabrication shop extends over a 180 foot slip way (wet berth), providing the facility with a unique advantage of lifting and launching modules and vessels up to 400 tons. The lifting equipment outside the fabrication area consists of a 150 ton crawler crane and a 28 ton cherry picker.

         Galveston Island. This shipyard is located in Galveston, Texas on approximately 28 acres. Located off the Galveston Ship Channel, this facility offers easy accessibility from the Gulf of Mexico and beyond. The Company uses this facility primarily for new construction of all types of barges. In addition, this facility is used for the fabrication of panels and modules for the other five facilities. This fabrication facility has over 35,000 square feet under roof, which enables the Company to provide all-weather, 24-hour service for fabrication of panels and modules for new construction, conversions and repair services. The fabrication shops are serviced by one 11 ton and two 5 ton overhead cranes. The fabrication equipment at this facility include two NC plasma plate cutting machines, an automatic panel line, 6000 ton press brake and several semi-automatic welders. The lifting equipment outside the assembly and erection area consists of two 120 ton gantry cranes, one 120 ton crawler crane and a 20 ton cherry picker. The compact, but efficient layout of the assembly area enables the shipyard to assemble and erect up to 4 vessels simultaneously, resulting in reduced construction duration and hence increasing the new construction capacity of the Company. The launching of barges is accomplished by a side-launch that is capable of launching vessels up to 600 feet long and 100 feet wide.

PRINCIPAL CUSTOMERS

         Following the consolidation of the inland barge industry, a large portion of the Company's revenue has been generated by a relatively small number of customers, although not necessarily the same customers from year to year. For 1998, the Company derived 11.6% of its revenue from Hollywood Marine, Inc. and 33.6% from its five largest customers. Because the level of services that the Company may provide to any particular customer depends on that customer's needs for repairs in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance.

CONTRACT PROCEDURE, STRUCTURE AND PRICING

         In performing its repair and conversion services, the Company seeks to achieve a balance between fixed-price projects and time and materials work in order to optimize the risk and reward of its project portfolio. More than 50% of the Company's commercial projects are currently performed on a fixed-priced basis. The Company attempts to cover anticipated increased costs of labor and material through an estimation of such costs, which is reflected in the original price. Despite these attempts, however, the revenue, cost and gross profit realized on a fixed-price arrangement will often vary from the estimated amounts because of changes in job conditions and variations in labor and material costs over the term of the project. These variations and the risks generally inherent in the shipbuilding and repair industry may result in gross profits realized by the Company being different from those originally estimated and may result in the Company experiencing reduced profitability or losses on projects. Revenues from repair and conversion services performed under time and material and fixed-price arrangements are recognized as the services are provided. Adjustments to such revenues and costs recognized on fixed-price arrangements are made in the period in which the adjustments are determined. Depending on the size of the project, variations from estimated fixed-price arrangements could have a significant effect on the Company's operating results for any particular fiscal quarter or year.

         The Company has developed a "contract rate" system used to form strategic alliances with its key customers for repair and conversion services. Under this system, the Company and the customer discuss the customer's planned shipyard projects for the ensuing year and then develop a schedule of labor rates and other charges applicable to the customer's projects for the year. When the actual project date nears, the Company submits to its alliance partner the estimated manhour budget for the particular job. The Company then agrees with the customer on the budget and the delivery requirements. Most contract rate arrangements are on a fixed-price basis with most change orders to such arrangements performed on a time and material basis. Under the contract rate system, the Company is responsible for all cost overruns; in some instances the Company shares a portion of the cost savings with its contract rate alliance partners. The contract rate system is a departure from the traditional shipyard competitive bid process which requires that for each job a customer submits specifications which the shipyard then uses to bid against other shipyards to obtain the work. Under a competitive bid process, a customer's effective labor and material mark-up rates may vary from job to job depending on fluctuating market conditions and the customer does not share in any cost savings achieved by the Company as they might under the contract rate system. In contrast, under the contract rate system a customer is charged the same hourly rates and material mark-ups for a period of time, typically a year. The contract rate system enables the Company to baseload its facilities with pre-booked work, improve planning and execution of jobs through a cooperative process with the customer and more effectively project its revenues and labor needs for the year. The alliance partner receives volume based pricing, assures itself of needed drydock capacity, gains the ability to accurately budget its work, benefits from improved turnaround on jobs and receives other services on a preferred basis.

         The Company's new construction (lump-sum) contract revenues are recognized on a percentage of completion basis. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the income of the period when such estimates are revised. To the extent that these adjustments result in a loss or a reduction or elimination of previously reported profits with respect to a project, the Company recognizes a charge against current earnings, which could be material.

SALES AND MARKETING

         The Company's marketing efforts are coordinated in Houston, Texas. Marketing efforts historically were focused in three areas: traditional shipyard services including repair and conversion; new construction opportunities and environmental services including barge cleaning and wastewater treatment. Recently the Company has added a fourth marketing focus with the Company's entry into onboard repair services for the commercial ship and rig sector.

COMPETITION

         The Company principally competes in each of its service lines with multiple companies, based on the scope of work to be performed and the type of projects. Some of these competitors have significantly greater financial resources than the Company. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is still a primary factor in determining which qualified shipbuilder is awarded a job.

INSURANCE

         The Company maintains insurance against property damage caused by fire, explosion and similar catastrophic events that may result in physical damage or disruption to the Company's premises or properties. The Company also maintains general liability and umbrella liability insurance in amounts it deems appropriate for the Company's business.

EMPLOYEES

         At December 31, 1998, the Company had approximately 1,110 employees. None of the Company's employees are represented by any collective bargaining unit. Management believes that the Company's relationship with its employees is excellent. The Company has not experienced any significant labor problems. Management also believes the Company should invest in its people and has implemented improvements in the work environment which benefit the workers. These improvements, as well as active communication with employees, have helped to foster a closely-knit, supportive culture at the Company.

HEALTH AND SAFETY

         The Company has one of the best safety records in its industry. For the last five consecutive years, Newpark Shipbuilding was recognized with the national safety award given annually by the Shipyard Council of America (formerly, National Shipyard Association) designating it as one of the safest shipyards in the country. Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines for compliance with all applicable state and federal safety regulations. Such laws and regulations are complex, stringent and are often changed. The Company provides training and safety education through orientations for new employees and regular employee safety meetings. The Company also has a comprehensive drug testing program. The Company's commitment to the safety of its employees supports its labor management strategy and translates into reduced costs for workers' compensation benefits.

ENVIRONMENTAL REGULATION

         General. The Company's operations are subject to a variety of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection ("Environmental Laws"). Like other members of the industry, the Company is periodically subject to governmental compliance inspections in the ordinary course of business. The Company is committed to full compliance with applicable environmental laws and has instituted an environmental compliance program to ensure such compliance on an ongoing basis. The Company is presently integrating this compliance program with the practices associated with recently acquired operational assets. Although no assurance can be given, Management believes that the Company and its operations are in compliance in all material respects with all Environmental Laws. However, stricter interpretation and enforcement of Environmental Laws and compliance with potentially more stringent future Environmental Laws could materially and adversely affect the Company's operation. To the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the shipbuilding and repair business in general, the business and prospects of the Company could be adversely affected. With respect to air emissions, the Company anticipates that additional expenditures may be required if federal or state air emissions requirements were to be more strictly interpreted or strengthened. The Company has taken a leadership position in a shipyard industry group that has been working with the Texas Natural Resources Conservation Commission ("TNRCC") to determine additional controls that could be required on abrasive blasting particulate air emissions from shipyards. This initiative has been successful, as no additional control requirements will be required in the agency's implementation of "Best Available Control Technology". The Company is continuing to work with the agency to define modifications to existing regulations that will allow shipyard facilities that currently have "grandfathered" status which allows such facilities to operate without an air permit, to now obtain air permits. The Company cannot predict with certainty whether new requirements will be proposed in the future, or the extent of an effect on the Company.

         Permits. Under federal and state environmental laws, the Company's operations are subject to a variety of requirements for permits or other governmental authorizations governing emissions to air; discharges to water; dredging of waterways (for example, to maintain or improve access by vessels); generation, storage, and shipment of wastes; and other operational aspects of the business.

         Certain operational assets of the Company are subject to the terms of agreed orders negotiated with governmental agencies with enforcement authority under environmental laws. The State of Texas has allowed Newpark Shipbuilding--Pasadena, Inc. to operate under an agreed order on an interim basis pending issuance of a final permit that addresses Newpark Pasadena's change in blast medium. The State of Texas has also allowed Newpark Shipbuilding - Galveston Island, Inc. to operate under an agreed order on an interim basis pending issuance of a final permit covering painting and abrasive blasting operations. Finally, the Board of Trustees of Galveston Wharves, the Company's lessor at the East Pelican Island facility, is also operating under an agreed order with the TNRCC with respect to the discharge from its sewage collection system and septic tank wastewater treatment plant at such facility. The Company has installed, at the East Pelican Island facility, an upgraded sewage treatment plant and submitted to the TNRCC an application for wastewater discharge. The Company believes these actions should satisfy the issues listed in the agreed order.

         RCRA. The Federal Resource Conservation and Recovery Act ("RCRA") and similar state laws regulate the generation, treatment, storage, disposal and other handling of hazardous and non-hazardous solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous. The Company generates both hazardous and non-hazardous wastes in connection with routine operations. Management believes that the wastes it generates are handled in substantial compliance with RCRA and analogous state statutes. The Greens Bayou property contains a solid waste landfill which was closed in compliance with applicable federal and state laws as a non-hazardous industrial solid waste site. Management believes that any environmental liability arising from this landfill will be the primary responsibility of the previous owners; however, there can be no assurances that the Company will not be subject to liability for this matter in the future.

         CERCLA. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or the "Superfund Law") and analogous state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release or imminent threat of release of a "hazardous substance" into the environment. The classes of persons potentially held responsible include all owners and operators of a site where a hazardous substance was released since the time of disposal and any party that disposed of, or arranged for the disposal of, or transported the hazardous substance found at the site. CERCLA has been interpreted to create strict, joint and several liability for the cost of removal and remediation, other necessary response costs and damages for injury to natural resources unless there is a reasonable basis for divisibility of the harm done by the potentially responsible party. The Company has never been named as a potentially responsible party in any CERCLA action, and the Company does not believe that there is any basis for such a claim. However, because industrial operations have been conducted at some of the Company's properties by the Company and previous owners and operators for years, various materials from these operations might have been disposed of at such properties or at other locations. The identification of one or more sites at which cleanup action is required or has been completed could subject the Company to liabilities that could have a material adverse effect on the Company's business, financial condition and results of operation.

         OPA '90. The Oil Pollution Act of 1990 ("OPA `90") and similar state laws, and regulations promulgated thereunder impose a variety of regulations on "responsible parties: related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the U.S. A "responsible party" includes the owner or operator of a facility or vessel from which the spill occurs. OPA '90 assigns liability, which can be joint and several, to each responsible party for oil spill removal costs and for a variety of public and private damages from oil spills. While OPA '90 defined "oil" to include petroleum, fuel oil, sludge, oil refuse and oil mixed with other water wastes, it specifically excludes any material defined as a hazardous substance under CERCLA. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operation regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA `90 for oil spills. Management is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 which would have a material adverse impact on the Company.

         CWA. The Federal Clean Water Act ("CWA") and similar state laws regulate the discharge of pollutants into all navigable waters of the U.S. They also establish a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The Company has federal and Texas state permits that allow it to discharge the non-hazardous wastewater collected by its environmental services division. Management believes that the non-hazardous wastewater it collects is handled in substantial compliance with the CWA and analogous state statutes and its discharge permits. The CWA also requires persons who dredge or fill wetlands in navigable waters of the U.S. to obtain a permit or meet management practice standards to qualify for an exemption from permitting requirements. The Company must obtain such a permit or qualify for an exemption if it needs to dredge or place fill material in wetlands in order to continue or modify operations at any of its facilities in the future.

         CAA. The Federal Clean Air Act and its 1990 Amendments ("CAA") and similar state laws govern the control of emissions from sources of air pollution. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution amendments could increase the Company's capital and operational expenses after the U.S. Environmental Protection Agency and similar state agencies fully implement regulations authorized by the Amendments. Although the Company does not expect these CAA amendments to result in material expenses at its properties, the amount of increased expenses, if any, resulting from such amendments is not presently determinable. There can be no assurance that the Company will not incur material expenses in connection with these amendments in the future. Additionally, the Company has a tank cleaning and degassing operation at its Brady Island facility that involves removal of residue fumes from vapor spaces in barges. Federal laws requires the Company to identify, prepare for and respond to risks associated with this operation, including possible explosion and emission of hazardous substances to the environment.

OTHER REGULATION

         Health and Safety Regulations. The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act ("OSHA"), relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations.

         Jones Act. The Jones Act requires that all vessels transporting products between U.S. Ports must be constructed and repaired in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessel in the U.S. coastwise trade in the future. A legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade has been introduced in Congress. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Although management believes it is unlikely that the Jones Act requirements will be rescinded or materially modified in the foreseeable future, there can be no assurance that such will not occur. Many foreign shipyards are heavily subsidized by their governments and, as a results, there can be no assurance that the Company would be able to effectively compete with such shipyards if they were permitted to construct and repair vessels for use in the U.S. coastwise trade.

ITEM 3.        LEGAL PROCEEDINGS

         On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc., was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December, 1998, the internal investigation concluded that no officer or director of Newpark or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters has been ongoing since early February 1999. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

         The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition. Also, the Company has entered into certain agreed orders with which it believes it is in compliance in all material respects.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON , EQUITY AND RELATED STOCKHOLDER
               MATTERS

MARKET INFORMATION

         There is no established public trading market for the Company's common stock. As of March 1, 1999, the Company had 11,756,955 shares outstanding which was held of record by 27 stockholders. The Company has not paid any dividends on the First Wave common stock and anticipates that for the foreseeable future, any earnings will be retained for the development of the Company's business.

USE OF PROCEEDS

         The Company completed an offering of $90 million of 11% Senior Notes on February 2, 1998. The underwriter was Schroder & Co., Inc.

         Expenses incurred by the Company in connection with the senior notes offering were as follows (in thousands):


Underwriting discounts and commissions                 $3,150
Legal and accounting fees                                 637
Printing                                                  252
Other                                                     363
                                                       ------
                                                       $4,402
                                                       ======

         The Company used offering proceeds as follows (in thousands):


John Bludworth Marine, Inc. acquisition                $15,000
Pledged securities - first year's interest               9,542
Repayment of indebtedness, including prepayment
     penalties                                          25,172
Payment of promissory note to former owner of
     John Bludworth Marine, Inc.                        10,853
Newpark Shipbuilding-Galveston Island acquisition        5,503
Capital expenditures                                    19,528
Expenses of offering (see above)                         4,402
                                                       -------
Total proceeds                                         $90,000
                                                       =======

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected financial data for the dates and periods indicated. The selected financial data have been derived from audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this report.


                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                          1998            1997           1996          1995            1994
                                                       ----------      ----------     ----------     ----------     ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  OPERATING DATA:
  Revenues:
    Repair and upgrades                                $   63,587      $   28,331     $   20,997     $   15,392     $   11,693
    New construction                                       13,206           1,002          2,841          3,321          1,391
    Environmental services                                  5,229           5,283          4,119          3,287          2,263
                                                       ----------      ----------     ----------     ----------     ----------
      Total revenues                                       82,022          34,616         27,957         22,000         15,347
  Cost of revenues                                         57,305          19,952         18,623         17,043         12,591
                                                       ----------      ----------     ----------     ----------     ----------
      Gross profit                                         24,717          14,664          9,334          4,957          2,756
  General and administrative                               14,227           7,437          5,629          3,623          2,827
  Interest expense - net                                    8,390           1,815            829            247            186
  Minority interest                                          --               750            219             76           --
  Income tax expense                                          945           2,001          1,098            283              2
  Extraordinary item                                         (933)           --             --             --             --
                                                       ----------      ----------     ----------     ----------     ----------
    Net income (loss)                                  $      222      $    2,661     $    1,559     $      728     $     (259)
                                                       ==========      ==========     ==========     ==========     ==========

  Basic and diluted earnings per share:
    Income (loss) before extraordinary item            $     0.10      $     0.25     $     0.15     $     0.07     $    (0.02)
    Extraordinary item                                      (0.08)           --             --             --             --
                                                       ----------      ----------     ----------     ----------     ----------
    Net income (loss)                                  $     0.02      $     0.25     $     0.15     $     0.07     $    (0.02)
                                                       ==========      ==========     ==========     ==========     ==========

  Weighted-average shares:
    Basic and diluted                                      11,757          10,680         10,650         10,650         10,650
                                                       ==========      ==========     ==========     ==========     ==========

AT YEAR-END DATA:
  Cash and cash equivalents                            $    1,654      $      378     $     --       $       66     $       79
  Total assets                                         $  128,383      $   39,546     $   24,932     $    6,794     $    5,017
  Long-term debt                                       $   99,736      $   24,872     $   18,663     $    1,128     $    1,434
  Stockholders' equity                                 $    8,276      $    8,054     $    1,893     $      334     $     (258)


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to the Consolidated Financial Statements" included elsewhere in this report.

         The Company's business is primarily derived from providing repair and upgrade services to inland and offshore marine vessels, including barges, boats, drilling rigs and commercial ships. To a lesser extent the Company engages in new construction of such inland and offshore marine vessels. The Company believes the demand for repair and upgrade services is generally less cyclical than the demand for new construction, but recognizes the need to continually monitor the mix of new construction and repair services. While trends in oil and natural gas prices can affect the demand for offshore support vessels and drilling rigs, the Company believes demand should exist for repair activity even with a short-term downturn in oil and gas prices. Any prolonged depression in oil and natural gas prices could have an adverse effect on the Company's results of operations if the number of offshore support vessels and drilling rigs in active service in the Gulf of Mexico remains depressed.

         The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. Although this business comprises a small percentage of the Company's total revenues, it generates high margins and enhances the Company's strategy to be the only one-stop source of all shipyard services for all segments of the inland marine and offshore markets in Texas.

         On February 2, 1998, the Company completed an offering of $90 million of senior notes. The senior notes bear interest at the rate of 11% per annum with principal due at maturity in February 2008. The senior notes are fully guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries.

         Simultaneously with closing the senior notes offering, the Company completed the acquisition of all of the outstanding shares of John Bludworth Marine, Inc. ("Newpark Shipbuilding-Pasadena"). The Newpark Shipbuilding-Pasadena acquisition provided the Company with the Pasadena facility near Houston, Texas and the West Pelican Island facility in Galveston, Texas. The Company paid $15.0 million in cash and issued a promissory note in the amount of $4.0 million. The purchase price and promissory note were adjustable upward or downward based upon outstanding debt and a final calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of John Bludworth Marine, Inc. at closing resulted in an increase to the purchase price of approximately $5.2 million. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1.5 million. The promissory note as adjusted for outstanding debt and EBITDA bore interest at 8.5% per annum and was paid in full prior to July 31, 1998.

         On May 15, 1998, the Company acquired the Galveston Island shipyard with its completion of the acquisition of certain assets of the Barge Building Division of Galveston Shipbuilding Company ("Newpark Shipbuilding-Galveston Island"). The Company acquired the fixed assets, including land, a contract to build four tank barges and up to five barge covers, and the name "Galveston Shipbuilding Company" for $5.5 million, subject to a final purchase price adjustment based upon the performance of the business. The acquisition has been accounted for as a purchase and the results of Newpark Shipbuilding-Galveston Island have been included in the accompanying consolidated financial statements since the date of acquisition.

         The Company currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). At December 31, 1998, the Company employed approximately 1,110 employees.

RESULTS OF OPERATIONS

         Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

         Revenues increased 137% to $82.0 million in 1998 compared to $34.6 million in 1997 primarily due to additional shipyards in operation during 1998. The Greens Bayou facility, a start-up, began generating revenues in the third quarter of 1997. The East Pelican Island facility, another start-up, began generating revenues in the first quarter of 1998. As discussed above, the Pasadena and West Pelican Island facilities were acquired on February 2, 1998 and the Galveston Island facility was acquired on May 15, 1998. Overall growth in repair and upgrade activity, which accounted for approximately 78% of total revenues in 1998, rose 124% over 1997.

         Cost of revenues rose 187% to $57.3 million in 1998 from $20.0 million in 1997 as a result of the additional shipyards in operation during 1998.

         Gross profits increased by 69% to $24.7 million in 1998 from $14.7 million in 1997 due to the additional shipyards in operation during 1998. The gross profit margin decreased to 30% in 1998 from 42% in 1997, due in part to certain operational inefficiencies associated with the start-up nature of the East Pelican Island shipyard and Greens Bayou shipyard which affected gross profit margins, the decrease in higher margin environmental services revenue as a percentage of total revenue, the increase in lower margin new construction revenue as a percentage of total revenue, significant training expenses at all acquired facilities and a decline in higher margin OSV repair and conversion work.

         General and administrative expenses increased 91% to $14.2 million in 1998 from $7.4 million in 1997. General and administrative expenses as a percentage of revenue for 1998 represented 17% of total revenues, as compared to 21% for 1997. The decrease in general and administrative expenses as a percentage of revenue is due in part to the leveraging of overhead expense over greater revenues and approximately $430,000 in bonuses paid to three executive officers in 1998 as opposed to approximately $1.3 million in bonuses paid to three executive officers in 1997. General and administrative expenses as a percentage of revenues were negatively impacted by the full staffing and certain overhead expenses incurred at start-up operations in advance of revenue generation, as well as expenses related to development of the Company's strategy for future expansion.

         Depreciation and amortization expense increased to $4.2 million in 1998 from $1.5 million in 1997. The increase is due to the additional facilities acquired in late 1997 and 1998. See "Revenue" discussion above.

         Net interest expense rose to $8.4 million in 1998 from $1.8 million in 1997 due primarily to eleven months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period, which was partially offset by interest earned on the unused proceeds of the Senior Notes Offering.

         The elimination of minority interest in 1998 from approximately $750,000 in 1997 is due to all minority shareholders of Brady Island exchanging their shares for shares in First Wave effective December 31, 1997.

         The decrease in income tax expense to $945,000 in 1998 from $2.0 million in 1997 is directly attributable to the decrease in income before income taxes.

         The extraordinary item reflected in 1998 of approximately $933,000, net of income tax benefit of approximately $559,000, relates to approximately $1,022,000 of prepayment penalties and the write-off of approximately $470,000 in loan origination costs as a result of the early extinguishment of debt.

         The decrease in net income from 1997 to 1998 is primarily due to the loss on the extinguishment of debt, the additional interest expense related to the $90 million 11% Senior Notes, the increase in depreciation and amortization as a result of the acquisitions, and higher general and administrative expenses.

         Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

         Revenues increased 24% to $34.6 million in 1997 compared with $28.0 million in 1996 primarily due to growth in offshore support vessel repair and upgrade activity. Overall growth in repair and upgrade activity, which accounted for approximately 82% of total revenues in 1997, rose 35% over 1996, based on labor hours.

         Cost of revenues rose 7% to $20.0 million in 1997 from $18.6 million in 1996 as a result of the overall growth in labor hours.

         Gross profits increased by 57% to $14.7 million in 1997 from $9.3 million in 1996 primarily due to generally higher billing and bid rates, and an increase in higher margin OSV repair on upgrade activity. This is reflected in an increase in gross profit margin for 1997 to 42% from 33% for 1996.

         General and administrative expenses increased 32% to $7.4 million in 1997 from $5.6 million in 1996. The increase is due primarily to approximately $1.3 million in bonuses paid to three executive officers and additional costs related to the two new facilities put in service in 1997. General and administrative expenses as a percentage of revenues for 1997 represented 21% of total revenues, as compared to 20% for 1996.

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

         Net earnings rose 71% to $2.7 million in 1997 from $1.6 million in 1996.

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

         The Company completed its $90 million 11% Senior Notes offering on February 2, 1998. Simultaneous with the senior notes offering, the Company used $15.0 million of the net proceeds of the offering to complete the Newpark Shipbuilding--Pasadena acquisition. As a provision of the senior notes offering, the Company was required to deposit sufficient funds in a trust account to cover the first two semi-annual interest payments on the senior notes. The expenses incurred by the Company in connection with the senior notes offering were approximately $4.4 million. Subsequent to the senior notes offering and the Newpark Shipbuilding-Pasadena acquisition, approximately
$25.2 million was used to prepay indebtedness of the Company. On May 15, 1998, $5.5 million of the net proceeds of the offering was used to complete the Newpark Shipbuilding-Galveston Island acquisition. On May 27, 1998, $5.2 million was used to pay down the promissory note to the former owner of Newpark Shipbuilding-Pasadena. On July 30, 1998, $5.5 million was used to pay the balance of the promissory note.

         Excluding the acquisition of the Pasadena facility, the West Pelican Island facility and the Galveston Island facility, the Company has used approximately $19.5 million of proceeds from the senior notes offering on capital expenditures during the year ended December 31, 1998.

         Under its indenture entered into in connection with the senior notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable. On June 9, 1998, the Company obtained a $10.0 million revolving line of credit collateralized by accounts receivable of all but one of the Company's subsidiaries. Additionally, the Company has $1.75 million in borrowing capacity under another revolving line of credit collateralized by accounts receivables of one of the Company's subsidiaries. There were no borrowings outstanding on either of the lines of credit at December 31, 1998.

         Net cash provided by operating activities for the year ended December 31, 1998 and 1997 was $1.5 million and $4.9 million, respectively. The decrease in cash generated from operations is primarily due to the lower earnings during 1998 (as discussed above), and the substantial growth in accounts receivable, net of accounts receivable acquired in the Newpark Shipbuilding-Pasadena acquisition.

         Net cash used in investing activities was $52.3 million and $3.5 million for the year ending December 31, 1998 and 1997, respectively. During the year ending December 31, 1998, cash used in investing activities was for the completion of the Newpark Shipbuilding-Pasadena and Newpark Shipbuilding-Galveston Island acquisitions, capital expenditures and the purchase of investments.

         Net cash provided by (used in) financing activities was $52.1 million and $(1.0) million for the year ending December 31, 1998 and 1997, respectively. Cash provided by financing activities resulted from the completion of the $90 million 11% Senior Notes offering during 1998. Cash generated from the senior notes offering was used to prepay indebtedness of the Company, pay the promissory note to the former owner of Newpark Shipbuilding-Pasadena, and pay the remainder of the financing costs related to the senior notes offering.

         The Company has taken aggressive measures to reduce capital requirements for 1999 due to market conditions in the oil and gas sectors. Although the Company anticipates additional capital expenditures during 1999, as of December 31, 1998, the Company had commitments for 1999 capital expenditures of approximately $2.5 million. The capital expenditures relate primarily to the purchases of equipment and facility improvements at the East Pelican Island and Galveston Island facilities.

         Management believes that with the cash generated from operations, and, if necessary, borrowings under the Company's lines of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures, working capital needs and debt service for fiscal year 1999.

YEAR 2000 DISCLOSURES

         Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000 and beyond. This could result in significant system and equipment failures. The Company has completed a detailed process to identify potential Year 2000 problems and to implement solutions for all of its information technology ("IT") as well as non-IT systems. Necessary actions are being taken to ensure that both IT and non-IT systems and services will continue to operate on and after January 1, 2000. The Company's technology projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems are expected to remain in place beyond 1999, the Company is implementing changes utilizing a combination of internal and external resources. In addition, the Company has begun to communicate with its major customers, suppliers and financial institutions to coordinate year 2000 readiness.

         Based on the steps the Company is taking to address this issue and its progress to date, the Company does not expect the financial impact of Year 2000 date conversion to be material to its financial statements. However, the Company can give no assurance that the systems of other companies on which the Company's systems rely will be modified or otherwise addressed in a timely manner, or that any failure by another company would not have a material impact on the Company's financial statements.

         Based upon current estimates, First Wave believes that it will incur costs of approximately $20,000 to $50,000 during 1999 to complete the implementation of the necessary changes to its existing systems. These costs will be expensed as incurred.

         Though the Company's existing accounting system and associated hardware was determined to be Year 2000 compliant, the Company has decided to replace its existing accounting system and associated hardware to become more efficient, effective, and to gain additional functionality. Replacement costs of this new system and hardware is being capitalized and current estimates indicate that the total cost of the new system and hardware will be $500,000 to $700,000.

ITEM 7.A       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is only minimally exposed to market risk which could result from adverse changes in interest rates.

         Total long-term debt at December 31, 1998 included two floating rate facilities in the amounts of $10.0 million and $1.75 million. The Company had net borrowings of approximately $1.0 million on one of the facilities in January 1998, which were paid in full in February 1998. The Company had no other borrowings on either facility in 1998. As a result, there was minimal impact on 1998 cash flows as a result of market risks. In the future, the Company's annual interest could fluctuate because the interest rate on both of the facilities is a floating rate. The Company did not have any open derivative contracts relating to its floating rate debt.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          Page

    Report of Independent Certified Public Accountants                                      22

    Consolidated Balance Sheets as of December 31, 1998 and 1997                            23

    Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                                   24

    Consolidated Statement of Stockholders' Equity for the years ended
         December 31, 1996, 1997 and 1998                                                   25

    Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                                    26

    Notes to Consolidated Financial Statements                                              27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Wave Marine, Inc.


We have audited the accompanying consolidated balance sheets of First Wave Marine, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of First Wave Marine, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Houston, Texas
March 12, 1999

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)



                                                                                       December 31,
                                                                                       ------------
                              ASSETS                                                 1998          1997
                                                                                  ---------     ---------
Current assets:
   Cash and cash equivalents                                                      $   1,654     $     378
   Investments available-for-sale                                                     2,102          --
   Investments held-to-maturity                                                       6,262          --
   Accounts receivable, less allowance of $145 in 1998
      and $37 in 1997                                                                19,369         8,488
   Inventories                                                                          857           792
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           2,615           793
   Prepaids and other                                                                   785           341
   Income tax receivable                                                                492           773
   Deferred income taxes                                                                826           281
                                                                                  ---------     ---------
      Total current assets                                                           34,962        11,846
Property and equipment, net                                                          73,067        23,326
Financing costs, net                                                                  4,021         1,438
Goodwill and other intangibles, net                                                  15,214         2,726
Deposits and other                                                                    1,119           210
                                                                                  ---------     ---------
                                                                                  $ 128,383     $  39,546
                                                                                  =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $   2,944     $   1,354
   Accrued liabilities                                                                6,041         3,319
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                            255          --
   Accrued interest payable                                                           4,125           637
   Current portion of capital lease obligation                                          167          --
   Notes payable                                                                        199           215
                                                                                  ---------     ---------
      Total current liabilities                                                      13,731         5,525
Long-term obligations                                                                 3,042        17,781
Subordinated debt                                                                     6,328         6,876
Senior notes                                                                         90,000          --
Deferred income taxes                                                                 5,727           632
Other liabilities                                                                     1,279           678
Commitments and contingencies                                                          --            --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued                                                    --            --
   Common stock, $.01 par value, 21,000 shares
       authorized, 11,757 shares issued and outstanding
       at December 31, 1998 and 1997                                                    118           118
   Additional paid-in capital                                                         3,490         3,490
   Retained earnings                                                                  4,668         4,446
                                                                                  ---------     ---------
       Total stockholders' equity                                                     8,276         8,054
                                                                                  ---------     ---------
                                                                                  $ 128,383     $  39,546
                                                                                  =========     =========



        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   1998            1997           1996
                                                                                ----------      ----------     ----------
Revenues:
   Repair and upgrade                                                           $   63,587      $   28,331     $   20,997
   New construction                                                                 13,206           1,002          2,841
   Environmental services                                                            5,229           5,283          4,119
                                                                                ----------      ----------     ----------
                                                                                    82,022          34,616         27,957
Cost of revenues                                                                    57,305          19,952         18,623
                                                                                ----------      ----------     ----------
   Gross profit                                                                     24,717          14,664          9,334
General and administrative expenses                                                 14,227           7,437          5,629
                                                                                ----------      ----------     ----------
   Income from operations                                                           10,490           7,227          3,705
Interest expense - net                                                               8,390           1,815            829
Minority interest in net earnings of subsidiary                                       --               750            219
                                                                                ----------      ----------     ----------
   Income before income taxes and extraordinary item                                 2,100           4,662          2,657
Income tax expense                                                                     945           2,001          1,098
                                                                                ----------      ----------     ----------
   Income before extraordinary item                                                  1,155           2,661          1,559
Extraordinary item - loss on extinguishment of debt,
   net of income tax benefit of $559                                                  (933)           --              --
                                                                                ----------      ----------     ----------
   Net income                                                                   $      222      $    2,661     $    1,559
                                                                                ==========      ==========     ==========
Basic and diluted earnings per share:
   Income before extraordinary item                                             $     0.10      $     0.25     $     0.15
   Extraordinary item                                                                (0.08)           --              --
                                                                                ----------      ----------     ----------
   Net income                                                                   $     0.02      $     0.25     $     0.15
                                                                                ==========      ==========     ==========

Weighted-average shares:
   Basic and diluted                                                                11,757          10,680         10,650
                                                                                ==========      ==========     ==========






        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       COMMON STOCK         ADDITIONAL                   TOTAL
                                                       ------------          PAID-IN     RETAINED    STOCKHOLDERS'
                                                    SHARES      AMOUNT       CAPITAL     EARNINGS       EQUITY
                                                    ------     --------     --------     --------      --------
Balance at January 1, 1996                          10,650     $      1     $   --       $    333      $    334
   Net income                                         --           --           --          1,559         1,559
                                                    ------     --------     --------     --------      --------
Balance at December 31, 1996                        10,650            1         --          1,892         1,893
   Change in par value                                --              9         --             (9)         --
   Issuance of common stock                            108         --              2         --               2
   Stock split effected in the form
     of a dividend                                    --             98         --            (98)         --
   Issuance of common stock in
     exchange for minority interest
     of subsidiary                                     999           10        3,488         --           3,498
   Net income                                         --           --           --          2,661         2,661
                                                    ------     --------     --------     --------      --------
Balance at December 31, 1997                        11,757          118        3,490        4,446         8,054
    Net income                                        --           --           --            222           222
                                                    ------     --------     --------     --------      --------
 Balance at December 31, 1998                       11,757     $    118     $  3,490     $  4,668      $  8,276
                                                    ======     ========     ========     ========      ========




        The accompanying notes are an integral part of this statement.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)


                                                                                   1998            1997            1996
                                                                                ----------      ----------      ----------
Cash flows from operating activities:
   Net income                                                                   $      222      $    2,661      $    1,559
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                                  4,209           1,521             680
      Accretion of discounts on investments held-to-maturity                          (521)           --              --
      Minority interest on earnings                                                   --               750             219
      Provision for doubtful accounts                                                  149              37            --
      Loss on sale of property and equipment                                             4               4            --
      Write-off of property and equipment                                              128            --              --
      Write-off of financing costs                                                     469            --              --
      Deferred income tax provision                                                    315             138             242
   Change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                         (7,402)         (3,378)         (1,263)
        Inventories                                                                    (35)           (226)           (256)
        Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                    (1,125)            332            (251)
        Prepaids and other assets                                                      317             (58)           (150)
        Income tax receivable                                                         (761)           (634)           (139)
        Deposits and other                                                            (767)             22              58
        Due to bank                                                                   --               (88)             88
        Accounts payable                                                               490             457              44
        Accrued liabilities                                                          1,473           2,768             317
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                       255            --              --
        Accrued interest payable                                                     3,488            --              --
        Other liabilities                                                              621             621              36
                                                                                ----------      ----------      ----------
           Net cash provided by operating activities                                 1,529           4,927           1,184
                                                                                ----------      ----------      ----------
Cash flows from investing activities:
   Acquisition of property and equipment                                           (25,008)         (3,256)         (1,425)
   Acquisition of businesses, net of cash acquired                                 (19,399)           --              --
   Purchase of investments held-to-maturity                                        (10,792)           --              --
   Purchase of investments available-for-sale                                       (2,000)           --              --
   Proceeds from maturity of investments held-to-maturity                            4,950            --              --
   Proceeds from sales of property and equipment                                        34              12            --
   Asset acquisition costs                                                            (103)           (298)           --
                                                                                ----------      ----------      ----------
          Net cash used in investing activities                                    (52,318)         (3,542)         (1,425)
                                                                                ----------      ----------      ----------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                   90,000           1,130           3,435
   Payments on long-term debt and notes payable                                    (33,415)         (1,251)         (2,113)
   Net (payments) proceeds on revolving lines of credit                             (1,027)             81            (567)
   Financing costs                                                                  (3,493)           (969)           (580)
   Issuance of common stock                                                           --                 2            --
                                                                                ----------      ----------      ----------
          Net cash provided by (used in) financing activities                       52,065          (1,007)            175
                                                                                ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents                                 1,276             378             (66)
Cash and cash equivalents at beginning of period                                       378            --                66
                                                                                ----------      ----------      ----------
Cash and cash equivalents at end of period                                      $    1,654      $      378      $     --
                                                                                ==========      ==========      ==========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS. The accompanying consolidated financial statements include the accounts of First Wave Marine, Inc. and its wholly-owned subsidiaries (the "Company"). The minority interest stockholders of one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc. ("Brady Island") exchanged their shares of Brady Island for shares of the Company effective December 31, 1997 (see Note C ). Material intercompany balances and transactions have been eliminated in consolidation.

         The Company's business is concentrated in providing shipyard and related environmental services to the inland marine, offshore barge, commercial ship, offshore drilling and offshore barge industries, and the Company customarily extends credit to such customers. The Company provides a full range of repair and construction services as well as environmental services including cleaning, degassing and wastewater disposal from its six locations along the Houston Ship Channel in Houston, Texas and in Galveston, Texas.

         USE OF ESTIMATES. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of all significant financial instruments have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's receivables and payables approximate fair values at December 31, 1998 and 1997. The fair values of other significant financial instruments are disclosed in the appropriate footnotes.

         REVENUE RECOGNITION. Revenues from construction performed under lump-sum contracts are recognized on the percentage-of-completion method based upon current estimates to complete such contracts, commencing where progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued which is allocable, on the basis of engineering estimates of the percentage of completion, to contract expenditures incurred and work performed, or on the basis of labor hours incurred to date to estimated total labor hours, whichever method is determined to be most appropriate by management.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. The Company attempts to recover costs of labor and material through an estimation of such costs, which is reflected in the original price. Despite these attempts, however, the revenue, cost and gross profit realized on a fixed-price arrangement will often vary from the estimated amounts because of changes in job conditions and variations in labor and materials costs over the term of the project. These variations and the risks generally inherent in the shipbuilding and repair industry may result in gross profits realized by the Company being different from those originally estimated and may result in the Company experiencing reduced profitability or losses on projects. Adjustments to revenues and costs recognized on fixed-price arrangements are made in the period in which the adjustments are determined. Variations from estimated fixed-price arrangements could have a significant effect on the Company's operating results for any particular fiscal quarter or year.

         Revenues from repairs, upgrades and environmental services performed under time-and-materials arrangements are recognized as the services are provided.

         The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

         Included in accounts receivable are unbilled receivables in the amounts of $3,913 and $2,450 at December 31, 1998 and 1997, respectively, all of which are due within a one year period.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalents with various financial institutions. At times, the balances in these accounts could exceed the FDIC insured balance limit of $100 per bank. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

         INVENTORIES. Inventories consist of raw materials and repair parts. Inventories are valued at the lower of cost or market using the first-in, first-out method.

         DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets.

         Interest is capitalized in connection with qualifying construction projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, $958 of interest cost was capitalized. No interest was capitalized in 1997 or 1996.

         Goodwill resulting from acquisitions is being amortized on a straight-line method over 40 years. Organizational costs are amortized on a straight-line method over a period of five years. Accumulated amortization on goodwill and other intangibles at December 31, 1998 and 1997 was $688 and $146, respectively.

         Financing costs are amortized over the life of the related obligation. Accumulated amortization on financing costs at December 31, 1998 and 1997 was $433 and $111, respectively.

         When events and circumstances so indicate that the net book value of a long-lived asset may not be recoverable, the asset is reviewed for impairment. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. No impairment losses have been recognized in any of the periods presented.

         INCOME TAXES. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

         EARNINGS PER SHARE. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, adjusted for any dilutive potential common shares outstanding during the period.

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

         RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE B - SENIOR NOTES OFFERING

         On February 2, 1998, the Company completed a registered offering of $90,000 aggregate principal amount of senior notes. The senior notes bear interest at the rate of 11% per annum; interest due semi-annually on February 1 and August 1; principal due at maturity in February 2008. The senior notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's direct and indirect subsidiaries. Each subsidiary guarantor is 100% owned by the Company.

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


                                                 December 31,    December 31,
                                                     1998           1997
                                                  ----------     ----------
Current assets:
   Cash and cash equivalents                      $     --       $      373
   Accounts receivable                                19,255          8,425
   Other                                               5,647          2,269
                                                  ----------     ----------
                                                      24,902         11,067
Property and equipment                                71,883         23,304
Intangible assets                                     12,895          1,105
Other                                                    377          1,141
                                                  ----------     ----------
   Total assets                                   $  110,057     $   36,617
                                                  ==========     ==========

Current liabilities                               $   10,480     $    4,228
Non-current liabilities                               77,536         25,565
Stockholders' equity                                  22,041          6,824
                                                  ----------     ----------
   Total liabilities and stockholders'
     equity                                       $  110,057     $   36,617
                                                  ==========     ==========

NOTE C - ACQUISITIONS

         On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of John Bludworth Marine, Inc., ("Newpark Shipbuilding--Pasadena") a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15,000 in cash and issued a promissory note in the amount of $4,000. The Company used a portion of the proceeds from its $90,000 senior notes offering (discussed above) to fund the cash portion of the acquisition. The purchase price and promissory note were adjustable upward or downward based upon outstanding debt and a final calculation of earning before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of Newpark Shipbuilding--Pasadena. resulted in an increase to the purchase price of approximately $5,157. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1,480. The promissory note bore interest at 8.5% per annum and was paid in full by July 31, 1998.

         The acquisition has been accounted for as a purchase and the results of Newpark Shipbuilding--Pasadena have been included in the accompanying consolidated financial statements since the date of the acquisition. The allocation of the purchase price resulted in intangibles, primarily goodwill, of approximately $14,100 which are being amortized on a straight-line basis over a forty year period.

         On May 15, 1998, the Company completed the acquisition of certain assets of the Barge Building Division of Galveston Shipbuilding Company ("Newpark Shipbuilding--Galveston Island"). The Company acquired the fixed assets, including land, a contract to build four tank barges and up to five barge covers, and the name "Galveston Shipbuilding Company" for $5,500, subject to a final purchase price adjustment based upon the performance of the business. The acquisition has been accounted for as a purchase and the results of Newpark Shipbuilding--Galveston Island have been included in the accompanying consolidated financial statements since the date of the acquisition.

         The following unaudited pro forma consolidated results of operations have been prepared as if Newpark Shipbuilding--Pasadena and Newpark Shipbuilding--Galveston Island had been acquired as of January 1 of fiscal 1998 and 1997. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made on those dates or of results which may occur in the future.



                                                          1998        1997
                                                        --------     -------
          Revenues                                       $90,004     $77,402
          Income before extraordinary item                 2,082       6,191
          Net income                                       1,149       6,191
          Basic and diluted earnings per share:
               Before extraordinary item                 $  0.18     $  0.58
               Net income                                $  0.10     $  0.58

         In conjunction with the Newpark Shipbuilding--Pasadena acquisition, the Company acquired assets with a fair value of $41,315 and assumed liabilities of $26,315. In conjunction with the Newpark
Shipbuilding-Galveston Island acquisition, the Company acquired assets with a fair value of $5,796 and assumed liabilities of $296.

         Effective December 31, 1997, the Company completed the acquisition of all the minority interests of one of its subsidiaries, Brady Island, pursuant to a Stock Exchange Agreement dated October 16, 1997. The minority shareholders of Brady Island exchanged shares representing 17% ownership in Brady Island for a total of 999 shares of common stock of the Company. The 999 shares of the Company were valued at $3.50 per share based on the fair value of the Company. Goodwill resulting from the exchange of approximately $2,400 is being amortized over a period of 40 years.

NOTE D - INVESTMENTS AVAILABLE-FOR-SALE

         Included in investments available-for-sale is an investment in a mutual fund which invests in another portfolio that invests primarily in "loan interest" - portions of senior, floating-rate loans made by U.S. banks and other financial institutions to large corporate customers. The fund seeks to achieve a high level of current income while minimizing fluctuations in net asset values. The carrying value approximates the estimated fair value of the investment at December 31, 1998.

NOTE E - INVESTMENTS HELD-TO-MATURITY

         As a result of the 11% Senior Notes Offering, the Company was required to deposit funds into a trust account to pay the first and second semi-annual interest payments on the notes. Two securities were purchased with maturity dates as near as possible to the interest payment dates. At maturity, the value of both securities will approximate the amount of the semi-annual interest payment, which is $4,950. A Fannie Mae Discount Note which matured on July 27, 1998 was purchased for approximately $4,824 to cover the August 1, 1998 interest payment. A U.S. Treasury Bill with a maturity date of January 7, 1999 was purchased for approximately $4,718 to cover the February 1, 1999 interest payment. The approximate fair value of the U.S. Treasury Bill at December 31, 1998 was $4,949.

         Also included in "Investments held-to-maturity" are a certificate of deposit with a financial institution in the amount of $1,000 with a maturity date of February 4, 1999, and another certificate of deposit with another financial institution in the amount of $250 with a maturity date of February 3, 1999. The balances of both certificates of deposit exceed the FDIC insured balance limit of $100 per bank. The carrying value of both certificates of deposit approximates fair value at December 31, 1998.

NOTE F - CONTRACTS IN PROGRESS

         Information regarding construction under lump-sum contracts in progress as of December 31, are as follows:


                                                         1998            1997          1996
                                                       ---------      ---------     ---------
Expenditures on uncompleted contracts                  $   3,731      $   1,379     $   2,276
Estimated earnings                                         1,172          1,123         1,377
                                                       ---------      ---------     ---------
                                                           4,903          2,502         3,653
Less billings applicable thereto                           2,543          1,709         2,528
                                                       ---------      ---------     ---------
                                                       $   2,360      $     793     $   1,125
                                                       =========      =========     =========
Included in the accompanying balance
   sheets under the following captions:
   Costs and estimated earnings in excess
     of billings on uncompleted contracts              $   2,615      $     793     $   1,125
   Billings in excess of costs and
    estimated earnings on uncompleted contracts             (255)          --            --
                                                       ---------      ---------     ---------
                                                       $   2,360      $     793     $   1,125
                                                       =========      =========     =========


NOTE G- PROPERTY AND EQUIPMENT

         Property and equipment as of December 31 is as follows:


                                                 Estimated useful
                                                  lives in years      1998          1997
                                                  --------------    --------      --------
Land                                                   --           $ 15,704      $  4,843
Buildings                                             31-40            7,510         6,453
Transportation                                          5-7              581           188
Office furniture, fixtures and  equipment               3-5            1,258           365
Machinery and equipment                                5-20           38,177        12,321
Leasehold improvements                                 3-15            9,056          --
Construction in progress                               --              6,237         1,397
                                                                    --------      --------
                                                                      78,523        25,567
Less accumulated depreciation                                         (5,456)       (2,241)
                                                                    --------      --------
                                                                    $ 73,067      $ 23,326
                                                                    ========      ========

NOTE H - LONG-TERM OBLIGATIONS AND NOTES PAYABLE

         Long-term obligations and notes payable as of December 31, consist of the following:


                                                               1998            1997
                                                            ----------      ----------
11% Senior Notes; interest due semi-annually;
  principal due at maturity in February 2008;
  guaranteed by all subsidiaries of the Company             $   90,000      $     --
Revolving  line  of  credit  of  $10,000  at a  bank;
  interest at prime plus 1/2%;  collateralized  by
  receivables of all but one of the Company's
  subsidiaries; unpaid principal due April 30, 1999               --              --
Revolving line of credit of $1,750 at a bank;
  interest at bank prime plus 1% due monthly;
  principal due on demand; collateralized by
  receivables of one of the Company's subsidiaries,
  and guaranteed by the chairman of the Company                   --             1,027
Note payable to an affiliated corporation;
  unsecured; due on demand; interest at 7%                         199             215
Subordinated note payable to a corporation;
  interest at 5%; principal and interest due
  September 2003, collateralized by all assets,
  stock issued, and guaranteed by the chairman of
  the Company                                                    6,328           6,328
Various notes payable to banks and corporations;
  all paid in full in 1998                                        --            14,093
Capital lease obligation                                         3,209           3,209
                                                            ----------      ----------
                                                                99,736          24,872
Less current portion                                              (366)           (215)
                                                            ----------      ----------
                                                            $   99,370      $   24,657
                                                            ==========      ==========

         In February 1998, several debt obligations of the Company were paid in full with proceeds from the $90 million senior notes offering. In connection with the early extinguishment of these obligations, the Company incurred prepayment penalties of approximately $1,022 and the write-off of approximately $470 in loan origination costs.

         Certain obligations are subject to loan agreements which contain, among other things, provisions restricting other borrowings, acquisitions, capital expenditures, redemption of the Company's stock and dividends, and require the Company to maintain certain financial ratios.

         The $6,328 subordinated note payable contains a default penalty of $2,206 if the note is not fully paid by the maturity date, September 30, 2003.

         The fair value of the Company's long-term debt at December 31, 1998 and 1997 was $93,876 and $24,059, respectively.

NOTE I - INCOME TAXES

         The components of income tax expense are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                     1998           1997           1996
                                                                    -----          ------         ------
                    Current tax expense                               630          $1,863          $ 856
                    Deferred tax expense                              315             138            242
                                                                    -----          ------         ------
                                                                    $ 945          $2,001         $1,098
                                                                    =====          ======         ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           DECEMBER 31,
                                                  ---------------------------
                                                     1998            1997
                                                  ----------      ----------
Deferred tax assets:
   Reserves and allowances                        $      129      $     --
   Bonus accrual                                          52             206
   Expenses not currently deductible                     136            --
   Intangibles                                            21            --
   Net operating losses                                  437            --
   Other                                                  51              75
                                                  ----------      ----------
                                                  $      826      $      281
                                                  ==========      ==========
Deferred tax liabilities:
   Capitalized small tools                        $     --        $      (40)
   Depreciation                                       (5,727)           (592)
                                                  ----------      ----------
                                                  $   (5,727)     $     (632)
                                                  ==========      ==========


         The Company has federal net operating loss carryforwards of approximately $1,000 expiring in 2018, and Texas net operating loss carryforwards of approximately $5,000 expiring in 2002 and 2003.

         The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:


                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                      1998           1997            1996
                                                      -----          -----           -----
Statutory federal income tax rate                     34.00%         34.00%          34.00%
Non-deductible goodwill  amortization                  6.01           --              --
Minority interest                                      --             5.47            2.80
State taxes                                            1.67           3.99            3.61
Other                                                  3.32           (.53)           0.91
                                                      -----          -----           -----
                                                      45.00%         42.93%          41.32%
                                                      =====          =====           =====


NOTE J - LEASING ARRANGEMENTS

         In October 1997, the Company entered into a lease agreement for its East Pelican Island facility in Galveston, Texas. The lease agreement provides for an initial term of fifteen years with options to renew up to a total term of ninety-nine years, and monthly payments of $58.

         Effective December 1, 1997, the Company entered into an agreement to lease an airplane from an entity that is owned by two directors of the Company. The lease provides for a term of five years at a monthly rental of $5. Under the terms of the lease, the Company is required to maintain the airplane in good working condition, to pay all operating expenses related to the airplane and to maintain insurance on the airplane. Company policy requires that any direct costs related to personal use of the airplane be reimbursed to the Company.

         Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 1998 are as follows:


                           Year ended
                           December 31,
                           ------------
                           1999                               $   760
                           2000                                   760
                           2001                                   760
                           2002                                   755
                           2003                                   700
                           Thereafter                           6,183
                                                              -------
                                                              $ 9,918
                                                              =======

         Total rent expense for all operating leases amounted to $1,799 for 1998, $278 for 1997 and $1,202 for 1996.

         In August 1997, the Company commenced operations of its Greens Bayou shipyard in a leased facility. For financial reporting purposes, minimum lease rentals relating to the building and land have been capitalized. The related assets and obligations have been recorded using the Company's incremental borrowing rate at the inception of the lease. The lease, which is noncancelable, expires in August 2002, at which time ownership of the assets will transfer to the Company. The following is a schedule of leased property under capital leases at December 31, 1998:

Land                                    $    1,417
Buildings and Equipment                      1,792
                                        ----------
                                             3,209
Less accumulated depreciation                 (127)
                                        ----------
                                        $    3,082
                                        ==========

         The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 1998:


Year ended
December 31,
------------
1999                                         $      200
2000                                                595
2001                                                655
2002                                              3,323
                                             ----------
Total minimum lease payments                      4,773
Less amount representing interest                 1,564
                                             ----------
                                                  3,209
Current portion                                     167
                                             ----------
Noncurrent portion                           $    3,042
                                             ==========


NOTE K- CONTINGENCIES

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

         On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc., was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December, 1998, the internal investigation concluded that no officer or director of Newpark or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters has been ongoing since early February 1999. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

         The Internal Revenue Service (IRS) is in the process of examining the Company's 1996 Federal income tax return. All information requested by the examiners has been provided. No official assessment report has been issued by the agent. Although the outcome of the exam cannot be predicted at this time, the Company does not anticipate any material adverse effects from the results of this examination.

NOTE L - BENEFIT PLAN

         Eligible employees of the Company participate in a 401(k) deferred savings plan (the Plan). Under the Plan, participating employees may allocate up to 15% of their salary and the Company, at its direction, may make contributions to the Plan. The Company contributed approximately $89 and $39 and $42 for the years ended December 31, 1998, 1997 and 1996.

NOTE M - RELATED PARTY TRANSACTIONS

         The Company's Louisiana-based employees share office space with an entity that is owned 100% by two directors. During 1998, the Company paid $110,000 to this entity for the use of office space, office equipment and administrative support personnel.

         In February 1998, the Board of Directors of the Company approved a maximum $1,000 line of credit available to three employee director shareholders of the Company. The line of credit allows borrowings of up to $600 to one of the shareholders and up to $200 to each of the other two shareholders. Borrowings under the line of credit bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001. At December 31, 1998, the principal balance due on the line of credit was $715 which is included in "Deposits and other" on the consolidated balance sheet.

         As discussed in "Note J - Leasing Arrangements," the Company leases an airplane from an entity that is owned by two directors of the Company.

         Three employee directors have agreed to enter into employment agreements with the Company. The agreements provide for base salaries aggregating $630 per year and semi-annual incentive bonuses aggregating 3% of EBITDA. The contracts provide for a term of three years from January 1998. Although the Company has not formally entered into these agreements, it is operating under those terms.

         The Company paid management fees to stockholders and entities related by common ownership for the years ended December 31, 1997 and 1996 totaling $180 and $1,346.

         During 1997, the Company loaned $185 to a company related by common ownership. The loan was due on demand and bore an interest rate of 12%. Additionally, the Company pledged a $100 certificate of deposit to secure a bank loan of this related company. In October 1997, when the principal balance on the loan was $165, the Company sold the notes receivable and the certificate of deposit to two shareholders of the Company at book value. Subsequent to the sale, the two shareholders received a bonus equal to the amount of their payable to the Company and receivables from the two shareholders were eliminated.

NOTE N - MAJOR CUSTOMERS

         The Company had the following customers to which it had sales exceeding 10% of total Company sales for the year ended December 31,:


                                                       1998           1997          1996
                                                       ----           ----          ----
                 Company A                             11.6%             (a)           (a)
                 Company B                               (a)           11.0%         22.1%
                 Company C                               (a)           20.7%         15.3%

----------------
(a) less than 10%

NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

         Interest of $4,709 was paid in 1998, net of capitalized interest of $958. Interest of $1,389 and $619 was paid in 1997 and 1996, respectively.

         Income taxes of $1,575 were paid in 1998. Income tax refunds of $773 were received in 1998. Income taxes of $2,107 and $952 were paid in 1997 and 1996, respectively.

         During 1997, the Company financed the purchase of assets with term debt and notes payable in the amount of $4,730.

NOTE P - INCENTIVE EQUITY PLAN

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

         The Company applies Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan, as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based plan been determined based on the fair value at the grant date, consistent with the method of Statement of Financing Accounting Standard No 123 (SFAS 123), the Company's net income and earnings per share would have been as follows:


                                                                  1998           1997
                                                                  ----           ----
           Net income (loss)
              As reported                                        $ 222         $2,661
              Proforma                                           $(348)        $2,658
           Basic and diluted earnings per share
              As reported                                       $ 0.02          $ .25
              Proforma                                          $(0.03)         $ .25

         The fair value of options granted in 1998 and 1997 was estimated using the minimum value method as permitted by SFAS 123 for a nonpublic company. The following assumptions were used for the options granted in 1998: no dividend yield; weighted-average risk-free interest rate of 5.10%; and an expected life of 7 1/2 years. The following assumptions were used for the options granted in 1997: no dividend yield; risk-free interest rate of 5.725%; and an expected life of 7 1/2 years.

         A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:


                                                          1998                               1997
                                           -----------------------------       -------------------------------
                                                          Weighted-Average                    Weighted-Average
                                             Shares        Exercise Price         Shares       Exercise Price
                                           ---------       --------------      ---------       ---------------
   Outstanding at beginning of year        1,482,201               $ 3.50           --                   --
   Granted                                   135,021               $ 2.78      1,482,201               $ 3.50
   Exercised                                    --                   --             --                   --
   Cancelled                                (21,997)               $ 3.50           --                   --
                                           ---------                           ---------
   Outstanding at end of year              1,595,225               $ 3.44      1,482,201               $ 3.50
                                           =========                           =========

   Weighted-average fair value of
      options granted during the year                              $ 0.90                              $ 1.22
                                                                   ======                              ======

         The following table summarizes information about stock options outstanding at December 31, 1998:


                                       Options Outstanding                                Options Exercisable
                     ---------------------------------------------------------     ----------------------------------
                                        Weighted-Average
                              Number           Remaining     Weighted-Average            Number     Weighted-Average
    Exercise Prices      Outstanding    Contractual Life       Exercise Price       Exercisable       Exercise Price
    ---------------      -----------    ----------------     ----------------       -----------     ----------------
              $2.00           64,500               9.945                $2.00              --                   --
              $3.50        1,530,725               9.007                $3.50           367,423                $3.50
                           ---------                                                    -------
                           1,595,225                                                    367,423
                           =========                                                    =======

NOTE Q - YEAR 2000

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE R - SUPPLEMENTAL SELECTED QUARTERLY DATA (UNAUDITED)


                                                           FIRST      SECOND      THIRD      FOURTH
                                                          QUARTER     QUARTER    QUARTER    QUARTER
                                                          -------     -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FISCAL YEAR 1998
         ----------------
         Revenues                                         $15,767    $21,379   $25,460      $19,416
         Gross profit                                       5,585      7,630     8,163        3,339
         Income from operations                             1,881      3,895     3,696        1,018
         Income before extraordinary item                      72        911       788        (616)
         Net income (loss)                                   (861)       911       788        (616)

         Basic and diluted earnings per share:
            Income (loss) before extraordinary item         $0.01      $0.08     $0.07     $ (0.05)
            Net income (loss)                               (0.07)      0.08      0.07       (0.05)

         Weighted-average shares:
            Basic and diluted                              11,757     11,757    11,757       11,757


                                                     FIRST       SECOND        THIRD       FOURTH
                                                    QUARTER      QUARTER      QUARTER      QUARTER
                                                    -------      -------      -------      -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FISCAL YEAR 1997
         ----------------
         Revenues                                   $ 8,925      $ 8,016      $ 7,525      $10,150
         Gross profit                                 3,645        3,803        2,688        4,528
         Income from operations                       1,832        2,809        1,552        1,034
         Income before extraordinary item               755        1,277          508          121
         Net income                                     755        1,277          508          121

         Basic and diluted earnings per share:
            Income before extraordinary item        $  0.07      $  0.12      $  0.05      $  0.01
            Net income                                 0.07         0.12         0.05         0.01

         Weighted-average shares:
            Basic and diluted                        10,650       10,650       10,651       10,768

         Interest capitalized on self-constructed assets was adjusted to actual in the fourth quarter of 1998, resulting in an increase to net earnings of approximately $207.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors currently has five directors. In accordance with the Certificate of Incorporation of the Company (the "Charter"), the members of the Board of Directors are divided into three classes and are elected for a term of three years, or until a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2001, 1999 and 2000, respectively. All officers serve at the discretion of the Board of Directors.

         The following table sets forth certain information with respect to the Company's executive officers and directors.


         Samuel F. Eakin                    44       Chairman of the Board, Chief Executive Officer (a)
         Frank W. Eakin                     38       President and Chief Operating Officer, Director (b)
         David B. Ammons                    48       Executive Vice President, Chief Financial Officer,
                                                        Secretary, Treasurer, Director (b)
         James D. Cole                      57       Director (c)
         Paul E. O'Neill, II                48       Director (c)
         Joseph O'Toole                     65       Executive Vice President-Operations
         Suzanne B. Kean                    42       Vice President and General Counsel
         Dale E. Schexnayder                33       Corporate Controller

         -------------------
         (a)  Class III Director
         (b)  Class II Director
         (c)  Class I Director

         Set forth below is a description of the backgrounds of each of the executive officers and directors of the Company:

         Samuel F. Eakin has served as Chairman of the Board and Chief Executive Officer of the Company since December 1993 and has been an investor and energy sector advisor since the 1970s. From 1976 to 1980, Mr. Eakin advised E.F. Hutton, the U.S. Department of Energy and other governmental agencies and major corporations on energy issues. From 1980 to 1986, he negotiated mergers and acquisitions of Gulf Coast companies on behalf of private investors and corporations. In 1987, he founded Eakin & Co. for the purpose of acquiring distressed companies and restructuring complex credits and continues to be a principal in that company. Mr. Eakin is the brother of Frank W. Eakin, President of the Company.

         Frank W. Eakin has served as President, Chief Operating Officer and Director of the Company since October 1997. Prior to that he served as President of Newpark Shipbuilding--Brady Island, Inc. and has been in charge of daily operations since December 1993. In 1989 Mr. Eakin became a principal in Eakin & Co., with merger and acquisition responsibilities. Mr. Eakin left that company in 1994 to dedicate his full energies and focus to managing the Brady Island shipyard operations. From 1983 to 1989, he founded and operated a successful international food processing and distribution company. Mr. Eakin is the brother of Samuel F. Eakin, Chairman of the Company.

         David B. Ammons has served as Executive Vice President, Chief Financial Officer, Secretary and Director of the Company since December 1993. Mr. Ammons is a Certified Public Accountant with a background in public accounting and has owned and operated several businesses. In 1987, Mr. Ammons became a principal in Eakin & Co. and continues to serve in that capacity.

         James D. Cole has served as a Director of Newpark Shipbuilding--Brady Island, Inc., a subsidiary of the Company since late 1993. Mr. Cole is the Chairman of the Board, President and a Director of Newpark Resources, Inc., an unaffiliated public company listed on the New York Stock Exchange. He has served in various positions in that company since 1976.

         Paul E. O'Neill, II has served as a Director of the Company since October 1997. Mr. O'Neill is President, Director and Chief Operating Officer of Acadian Group, Ltd., a holding company formed in 1996 to oversee various construction and service companies. Prior to joining Acadian Group, Ltd., Mr. O'Neill served for two years as President and four years as a Director of C-K Associates, Inc., a regional Gulf Coast environmental engineering and consulting firm. Mr. O'Neill spent 17 years in various positions, including Vice President and General Manager with TEAM, Inc., a public company listed on the American Stock Exchange, which provides various industrial and environmental services in the U.S. and 13 foreign countries.

         Joseph P. O'Toole has served as Executive Vice President-Operations of the Company since October 1997. Mr. O'Toole joined the Company as Repair Manager in 1990 and has served as Executive Vice President-Operations of Newpark Shipbuilding--Brady Island, Inc. since 1994. Mr. O'Toole's career in marine fabrication spans over forty years, punctuated with long periods at large blue water shipyards including General Dynamics' Quincy, Massachusetts shipyard and Electric Boat Division. He has held senior positions with Marathon LeTourneau's Gulf Marine Division shipyard in Brownsville, Texas and Pyramid Manufacturing in Houston, Texas. Mr. O'Toole has been responsible for managing large shipyard operations and has supervised major projects such as construction of semisubmersible rigs, commercial and naval ships and nuclear submarines.

         Suzanne B. Kean has served as Vice President and General Counsel of the Company since October 1998. Ms. Kean served as a shareholder and director of Griggs & Harrison, P.C., a Houston law firm, from 1987 through September 1998. Ms. Kean was employed as an associate with Griggs & Harrison from 1981 through 1987.

         Dale E. Schexnayder joined the Company in December 1997 as Corporate Controller. Prior to joining the Company, Mr. Schexnayder was employed as an auditor by Deloitte & Touche LLP from 1988 through December 1997. In 1996 he was promoted to Audit Senior Manager at Deloitte & Touche LLP. Mr. Schexnayder is a certified public accountant.

COMMITTEES AND MEETINGS OF DIRECTORS

         The standing committees of the Board of Directors of the Company include an Executive Committee and an Audit Committee. The function of each of these two committees is described and the members of each are listed below.

         Messrs. O'Neill, Cole and Ammons are the current members of the Company's Audit Committee. The Audit Committee makes recommendations to the Board concerning the selection and discharge of the Company's independent auditors, reviews professional services performed by the auditors, the results of their audit engagement and the fees charged for services performed by the auditors and evaluates the Company's system of internal accounting controls.

         Messrs. S. Eakin, F. Eakin and Ammons are the current members of the Executive Committee, which acts on behalf of the Board of Directors between regularly scheduled meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Paul E. O'Neill, President and Director of Acadian Group, Ltd., serves on the Board of Directors of the Company which Board determines the compensation for the executive officers of the Company, including David B. Ammons and Samuel F. Eakin. Messrs. S. Eakin and Ammons serve on the Board of Directors of Acadian Group, Ltd. which Board determines the compensation of Mr. O'Neill.

ITEM   11.     DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

         Director Compensation. Directors who are employees of the Company are not entitled to receive additional compensation for serving as directors. Each non-employee director of the Company is paid $1,000 for each meeting of the Board of Directors he attends, $500 for each telephonic meeting participated in, and $500 for each committee meeting he attends which does not fall on the same day as a Board of Directors meeting. In addition, a $1,250 retainer is paid to each non-employee director of the Company for each quarter of the year in which such director serves as a director, plus such director's direct out-of-pocket expenses for attendance at meetings. Total compensation paid in 1998 to the non-employee directors, including directors' fees and retainers was $7,500 for Mr. Cole and $8,500 for Mr. O'Neill.

         Executive Officer Compensation. The following table sets forth the aggregate compensation for each of the Company's last three fiscal years of (i) the Company's chief executive officer and (ii) for the four most highly compensated executive officers of the Company whose total annual salary during 1998 exceeded $100,000.

                                                  SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                       ------------------------------------------------
NAME AND PRINCIPAL                                                      OTHER ANNUAL              ALL OTHER
    POSITION                   YEAR         SALARY         BONUS       COMPENSATION (a)        COMPENSATION(b)(c)
------------------             ----       ---------     ---------      ----------------        ------------------
Samuel F. Eakin                1998       $ 250,000     $ 169,000                                $18,755
Chief Executive                1997         153,000       370,000                                 13,275
Officer                        1996          96,000       200,000                                 12,965

Frank W. Eakin                 1998         200,000       135,000                                  3,540
President and Chief            1997         154,000       275,000                                  2,040
Operating Officer              1996         134,000       135,000                                  1,839

David B. Ammons                1998         180,000       122,000                                  5,300
Executive Vice President,      1997         125,000       190,000                                  4,220
Chief Financial Officer        1996          88,000       125,000                                  3,691

Joseph O'Toole                 1998         108,000        35,000                                  9,035
Executive Vice President-      1997          90,000        33,000                                  1,852
Operations                     1996          90,000        33,000                                  1,852

(a) Other annual compensation excludes perquisites and other benefits because the aggregate amount of such compensation was less than 10% of the combined total for salary and bonus.

(b) Amounts shown in this column for the last fiscal year include matching contributions made by the Company pursuant to its 401(k) savings plan of $1,080, $1,080 and $1,300 for Messrs. S. Eakin, Ammons and O'Toole, respectively, and premiums associated with a term life insurance policy of $13,275, $2,040, $4,220 and $3,835 for Messrs. S. Eakin, F. Eakin, Ammons and O'Toole, respectively.

(c) Amounts shown in this column for the last fiscal year include $4,400, $1,500 and $3,900 for a car allowance for Messrs. S. Eakin, F. Eakin and O'Toole, respectively.

EMPLOYMENT AGREEMENTS

         The Company previously had agreed to enter into employment agreements with Messrs. S. Eakin, F. Eakin and Ammons which would provide for annual base salaries of $250,000, $200,000 and $180,000, respectively. The employment agreements will provide for semi-annual incentive bonuses equal to 1.19%, 0.95% and 0.86% of semi-annual EBITDA for Messrs. S. Eakin, F. Eakin and Ammons, respectively. The employment agreements will also provide for payment of premiums of $12,965, $1,839 and $3,691 annually for term life insurance policies for Messrs. S. Eakin, F. Eakin and Ammons, respectively. The contracts will provide for a term of three years from January 1998, with three months severance upon termination by the Company without cause. Although the Company has not formally entered into these agreements, it is operating under those terms. The terms of the employment agreements between Messrs. S. Eakin, F. Eakin and Ammons, respectively, cannot be considered to have been determined through arms-length negotiations.

CASH BONUS PLANS

         The Company has approved the payment of bonuses to key employees of the Company for 1999 under several different bonus plans and formulas. Generally, bonuses paid to vice presidents of the Company and its subsidiaries are at the discretion of the Board of Directors. Repair services superintendents, gas free services superintendents and certain managers are also paid cash bonus compensation based on a formula which includes the following factors

(i) productivity/quality, (ii) customer relations, (iii) environmental, safety and work rules compliance, (iv) goals and (v) leadership. The Director of Safety and his assistant earn bonuses based on the Company's safety and claims performance. The Company also pays discretionary bonuses to its non-executive employees based upon project performance.

RETIREMENT PLAN

         The Company has adopted a 401(k) plan for its employees. Employees are eligible to participate in the plan after six months of service with the Company, provided they work at least 1,000 hours during that first year and are at least 21 years of age. Under the plan, eligible employees are permitted to contribute up to 15% of compensation. The plan provides that the Company will match an amount equal to a percentage set by the Company of up to 6% of an employee's contribution prior to the end of each calendar year. The Company is also permitted to make qualified non-elective and discretionary contributions in proportion to each eligible employee's compensation as a ratio of the aggregate compensation of all eligible employees. The amounts held under the plan are invested in investment funds maintained under the plan in accordance with the directions of each participant.

         All employee contributions are immediately 100% vested. Contributions by the Company vest at a rate of 10% beginning one year after the anniversary date of employment, an additional 10% after year two and 20% each additional year thereafter. Upon attaining age 65, participants are automatically 100% vested, even with respect to Company contributions. Subject to certain limitations imposed under the Internal Revenue Code, participants or their designated beneficiaries are entitled to payment of vested benefits upon termination of employment. On attaining age 65, participants are entitled to distribution of the full value of their benefits even if they continue to be employed by the Company. Such employees also have the option of deferring payment until April 1 following the year they attain the age of 70 1/2. In addition, hardship and other in-service distributions and loans to participants from the plan are available under certain circumstances and subject to certain conditions. The amount of benefits ultimately payable to a participant under the plan depends on the level of the participant's salary deferral contributions under the plan, the amount of Company discretionary and matching contributions made to the plan and the performance of the investment funds maintained under the plan in which participants are invested.

AMENDED AND RESTATED 1997 PLAN

         The Board of Directors of the Company has adopted an Incentive Equity Plan for employees. The Amended and Restated 1997 Incentive Equity Plan (the "1997 Plan") permits the granting of any or all of the following types of awards ("Awards"): stock appreciation rights, stock options and restricted stock. Under the 1997 Plan, all officers and employees of the Company, or any affiliates of the Company, are eligible for participation in all Awards.

         An aggregate of 1,800,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1997 Plan. At December, 31, 1998, options to purchase an aggregate of 1,595,225 shares of Common Stock have been granted under the 1997 Plan, at varying exercise prices based upon the fair market value determined by the Board of Directors on the date of grant. The 1997 Plan is administered by the entire Board of Directors. The 1997 Plan contains appropriate provisions to assure that it complies with the provisions of Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules promulgated thereunder. The Board of Directors, as a whole, will have sole authority to select employees who are to be granted Awards, as well as the amount, type and terms of the Awards to be granted. The Board of Directors, as a whole, will be authorized to interpret the 1997 Plan. All decisions made by the Board of Directors, as a whole, in selecting employees for Awards are final.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

         The following table sets forth, as of March 1, 1999, the number and percentage of shares of common stock beneficially owned by each of the Company's directors, each executive officer named in the Summary Compensation Table and all directors and officers as a group.


                                                   NO. OF SHARES BENEFICIALLY
                  NAME                         OWNED AS OF MARCH 31, 1999(a)(b)         PERCENT OF CLASS
                  ----                         --------------------------------         ----------------
Samuel F. Eakin........................                 6,514,539                              55.4%
David B. Ammons........................                 2,211,513(c)(d)                        18.8%
Frank W. Eakin.........................                 2,211,513(e)                           18.8%
Joseph O'Toole.........................                   203,065                                 2%
All directors and officers as
   a group (6 persons).................                11,140,630                              94.7%

(a) Unless otherwise indicated below, the persons listed have sole voting and investment power with respect to their shares of common stock.
(b) The amounts in this column include the following shares of common stock considered to be beneficially owned through the holders' ability to exercise stock options for such shares: Messrs. S. Eakin 60,000 shares, F. Eakin 60,000 shares, Ammons 60,000 shares and O'Toole 35,272 shares.
(c) This amount includes 9,872 shares of common stock beneficially owned by Mr. Ammons' wife, 5,714 shares of common stock beneficially owned by Mr. Ammons' wife, as custodian for David B. Ammons II, and 5,714 shares of common stock beneficially owned by Mr. Ammons' wife, as custodian for Blake A. Ammons. Mr. Ammons disclaims any beneficial interest in the shares owned by his wife individually and such shares owned by his wife as custodian for his children.
(d) This amount includes 777,800 shares owned by a Louisiana Limited Liability Company in which Mr. Ammons controls. Mr. Ammons has sole voting and investment power with respect to all such shares.
(e) This amount includes 5,714 shares of common stock beneficially owned by Mr. F. Eakin's wife, as custodian for Amanda C. Eakin. Mr. F. Eakin disclaims any beneficial interest in shares owned by his wife as custodian for his daughter.

ITEM 13.       CERTAIN TRANSACTIONS

         In February 1998, the Board of Directors of the Company approved a maximum $1,000,000 line of credit available to three employee director shareholders of the Company. The line of credit allows borrowings of up to $600,000 to Mr. S. Eakin and up to $200,000 to each of Messrs. F. Eakin and Ammons. Borrowings under the line of credit bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001. At December 31, 1998, $384,510, $200,000 and $130,000 were outstanding from Messrs. S. Eakin, F. Eakin and Ammons, respectively.

         The Company's Louisiana-based employees share office space with Eakin & Co. ("Eakin-Co"), an affiliated company owned 80% by Samuel F. Eakin and 20% by David B. Ammons. During 1998, the Company paid $110,000 to Eakin-Co for use of office space, office equipment and administrative support personnel.

         The Company paid management fees to Eakin-Co in 1996, 1997 and 1998 of $177,000, 195,000 and $30,000. These fees were paid pursuant to an understanding between the Company and Eakin-Co under which Eakin-Co provided financial advisory services to the Company for a monthly fee of $20,000 up to early 1996. The fee was reduced to $15,000 per month in mid-1996. The Company ceased payment of monthly management fees to Eakin-Co in March 1998.

         At December 31, 1998, the Company had outstanding indebtedness owed to Newpark Resources, an unrelated corporation, in the amount of $7.1 million. James D. Cole, a director of the Company is the Chief Executive Officer and Chairman of the Board of Newpark Resources.

         Samuel F. Eakin is the guarantor of one of the credit facilities of the Company. Mr. S. Eakin is also the guarantor of the notes payable to Newpark Resources.

         The Company paid SFA $32,500 and $7,500 in 1998 and 1997 in payments under a demand promissory note in the original principal amount of $230,000 bearing interest at 7% per annum.

         In August 1997, Samuel F. Eakin and David B. Ammons formed a limited liability company which owns a Cessna 310 twin engine airplane. The Company leases the airplane from such entity at a market lease rate of $5,000 per month. In addition, under the lease agreement, the Company is required to maintain the airplane in good working condition, to pay all operating expenses related to the airplane and to maintain insurance on the airplane. The lease agreement has a term of five years. The Company believes that the terms of such agreement are no less favorable than the Company could have received from an unrelated party. The Company adopted a policy which requires an individual to reimburse the Company for the Company's direct costs resulting from any trip on the airplane for personal use.

         The Company was the payee under two promissory notes from J.B. Talley & Co., Inc. a company owned indirectly by Samuel F. Eakin and David B. Ammons, each dated March 1997 in the original principal amounts of $100,000 and $85,000, respectively. The Company also had pledged collateral in the amount of $100,000 to secure a bank loan to such affiliated company. The aggregate outstanding balances on the notes at October 1997 were $165,000. In October 1997, Samuel F. Eakin and David B. Ammons purchased the promissory notes and collateral from the Company in exchange for demand notes to the Company in the aggregate amount of $265,000. The Company subsequently bonused the notes to such shareholders as additional compensation in 1997.

         The Company paid management fees to SFA Industries, Inc. ("SFA"), an affiliated company, the Common Stock of which is owned 60% by Samuel F. Eakin, 20% by Frank W. Eakin and 20% by David B. Ammons, in 1996 of $218,000. The fees paid to SFA were also paid pursuant to an understanding between the Company and SFA under which SFA provided insurance benefits from a consolidation of the Company's insurance plans which fees were billed to the Company on a monthly basis.

         In August 1996, the Company paid Eakin-Co a fee of $110,000 for arranging a senior credit facility in connection with the Company's purchase of the Brady Island assets.

         In 1996, the Company paid SFA the final nonrecurring fee of $700,000 related to a reduction in costs resulting from a consolidation of the Company's insurance plans.

         The Company paid management fees of $251,000 in 1996 to NLCH Consultants, Ltd. ("NLCH"), an affiliated company owned 48% by Samuel F. Eakin, 16% by Frank W. Eakin and 16% by David B. Ammons. These fees were paid pursuant to an understanding between the Company and NLCH under which NLCH provided certain financial advisory services to the Company in 1996.

ITEM 14.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1.       FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of the Company are included in Item 8.

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended
                     December 31, 1998, 1997 and 1996
                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      REPORTS ON FORM 8-K

                  None

(c)      EXHIBITS


EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.           DESCRIPTION                                                              FOLLOWING DOCUMENTS:
-------       -------------                                                            ------------------------------------
2.1           Stock Exchange Agreement dated as of October 16, 1997 between the        Exhibit 2.1 to Form S-1 Registration
              Company and certain shareholders of Newpark Shipbuilding and Repair,     Statement No. 333-38157, filed
              Inc.                                                                     January 26, 1998

2.2           Distribution of Stock Agreement between John Bludworth Marine, Inc.      Exhibit 2.1 to Company's Quarterly
              (now known as Newpark Shipbuilding--Pasadena, Inc.), EAE Services,        Report on Form 10-Q for period ending
              Inc., First Wave Marine, Inc., and Newpark Marine Fabricators, Inc.      June 30, 1998, filed on August 13,
              (now known as Newpark Shipbuilding-Pelican Island, Inc.), dated as of    1998
              July 29, 1998.

2.3           Articles of Merger of Bludworth Shipyard and Fabrication, Inc. into      Exhibit 2.2 to Company's Quarterly
              Newpark Marine Fabricators, Inc.(now known as Newpark                    Report on Form 10-Q for period ending
              Shipbuilding-Pelican Island, Inc.), effective as of August 6, 1998.      June 30, 1998, filed on August 13,
                                                                                       1998

3.1           Certificate of Incorporation of the Company                              Exhibit 3.1 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.2           Bylaws of the Company                                                    Exhibit 3.2 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3           Articles of Incorporation Newpark Shipbuilding and Repair, Inc.          Exhibit 3.13 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.1         Articles of Amendment dated February 3, 1994 to the Articles of          Exhibit 3.14 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.2         Articles of Amendment dated April 25, 1994 to the Articles of            Exhibit 3.15 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.3         Articles of Amendment dated August 29, 1996 to the Articles of           Exhibit 3.17 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.4         Articles of Amendment to the Articles of Incorporation of Newpark        Exhibit 3.3 to Company's Quarterly
              Shipbuilding and Repair, Inc. now known as Newpark                       Report on Form 10-Q for period ending
              (Shipbuilding-Brady Island, Inc.), effective as                          June 30, 1998, filed on August 13, 1998
              of August 7, 1998.

3.4           Amended and Restated Bylaws of Newpark Shipbuilding and Repair, Inc.     Exhibit 3.16 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998


EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.           DESCRIPTION                                                              FOLLOWING DOCUMENTS:
-------       -------------                                                            ------------------------------------
3.5           Articles of Incorporation of Louisiana Ship, Inc.                        Exhibit 3.3 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.5.1         Articles of Amendment to the Articles of Incorporation of Louisiana      Exhibit 3.4 to Form S-1 Registration
              Ship, Inc.                                                               Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.5.2         Articles of Amendment to the Articles of Incorporation of                Exhibit 3.1 to Company's Quarterly
              Louisiana  Ship, Inc. (now known as Newpark                              Report on Form 10-Q for period ending
              Shipbuilding-Greens Bayou, Inc.), effective as of August 7, 1998.        June 30, 1998, filed on August 13, 1998

3.6           Amended and Restated Bylaws of Louisiana Ship, Inc.                      Exhibit 3.5 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.7           Articles of Incorporation of EAE Services, Inc.                          Exhibit 3.6 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.8           Bylaws of EAE Services, Inc.                                             Exhibit 3.7 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.9           Articles of Incorporation of EAE Industries, Inc.                        Exhibit 3.8 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.10          Articles of Amendment to the Articles of Incorporation of EAE            Exhibit 3.9 to Form S-1 Registration
              Industries, Inc.                                                         Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.11          Amended and Restated Bylaws of EAE Industries, Inc.                      Exhibit 3.10 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.12          Articles of Incorporation of Newpark Marine Fabricators, Inc.            Exhibit 3.11 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.12.1        Articles of Amendment to the Articles of Incorporation of Newpark        Exhibit  3.2  to  Company's  Quarterly
              Marine Fabricators, Inc. (now known as Newpark Shipbuilding-Pelican      Report on Form 10-Q for period  ending
              Island, Inc.), effective as of August 7, 1998.                           June 30,  1998,  filed on  August  13,
                                                                                       1998

3.13          Bylaws of Newpark Marine Fabricators, Inc. (now known as Newpark         Exhibit 3.12 to Form S-1 Registration
              Shipbuilding-Pelican Island, Inc.)                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.14          Articles of Incorporation of John Bludworth Marine, Inc.                 Filed herewith
              (now known as Newpark Shipbuilding-Pasadena, Inc.)


EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.           DESCRIPTION                                                              FOLLOWING DOCUMENTS:
-------       -------------                                                            ------------------------------------
3.14.1        Articles of Amendment to the Articles of Incorporation of John           Filed herewith
              Bludworth Marine, Inc. (now known as Newpark Shipbuilding-Pasadena,
              Inc.), effective as of August 7, 1998.

3.15          Bylaws of John Bludworth Marine, Inc. (now known as Newpark              Filed herewith
              Shipbuilding-Pasadena, Inc.)

3.16          Certificate of Incorporation of FirstWave Management, Inc.               Filed herewith

3.17          Bylaws of FirstWave Management, Inc.                                     Filed herewith

4.1           Indenture between First Wave Marine, Inc., as Issuer and Newpark         Exhibit 4.1 to Company's Quarterly
              Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding-Brady   Report on Form 10-Q for period ending
              Island, Inc.), EAE Services, Inc., EAE Industries, Inc., Newpark         June 30, 1998 filed on August 13, 1998
              Marine Fabricators, Inc. (now known as Newpark Shipbuilding-Pelican
              Island, Inc.) and Louisiana Ship, Inc. (now known as Newpark
              Shipbuilding-Greens Bayou, Inc.), as Subsidiary Guarantors and Bank
              One, N.A., as Trustee, dated as of February 2, 1998.

4.1.1         First Supplemental Indenture between First Wave Marine, Inc., as         Exhibit 4.3 to Company's Quarterly
              Issuer, Subsidiary Guarantors named therein and                          Report on Form 10-Q for period ending
              Bank One, N.A., as Trustee, dated as of February 3, 1998                 June 30, 1998 filed on August 13, 1998

4.1.2         Second Supplemental Indenture between First Wave Marine, Inc., as        Exhibit 4.3 to Company's Quarterly
              Issuer, Subsidiary Guarantors named therein and                          Report on Form 10-Q for period ending
              Bank One, N.A., as Trustee, dated as of May 18, 1998.                    June 30, 1998 filed on August 13, 1998

4.1.3         Third Supplemental Indenture between First Wave Marine, Inc., as         Filed herewith
              Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as
              Trustee, dated as of December 11, 1998.

10.1          Stock Purchase Agreement dated October 15, 1997 between the Company      Exhibit 10.1 to Form S-1 Registration
              and John L. Bludworth, III et al.                                        Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.1.1        First Amendment to Stock Purchase Agreement dated October 17, 1997       Exhibit 10.5 to Form S-1 Registration
              between the Company and John L. Bludworth, III et al.                    Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.1.2        Second Amendment to Stock Purchase Agreement dated January 30,           Exhibit 2.3 to the Company's Current
              1998  between the Company and John L. Bludworth, III et al.              report on Form 8-K, as filed until
                                                                                       the Commission on February 13, 1998

10.2          Amended and Restated Lease and Development Agreement between the Board   Exhibit 10.2 to Form S-1 Registration
              of Trustees of the Galveston Wharves as Lessor and Newpark Marine        Statement No. 333-38157, filed
              Fabricators, Inc. as Lessee and PM Engineering, Inc. as Assignor dated   January 26, 1998
              October 17, 1997 and effective the first day of November 1997.

10.3          Assignment and Assumption of Lease from PMB Engineering, Inc. as         Exhibit 10.3 to Form S-1 Registration
              Assignor and Newpark Marine Fabricators, Inc. as Assignee effective      Statement No. 333-38157, filed
              the first day of November 1997.                                          January 26, 1998


EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.           DESCRIPTION                                                              FOLLOWING DOCUMENTS:
-------       -------------                                                            ------------------------------------
10.4          Attornment Agreement by and between Newpark Marine Fabricators, Inc.,    Exhibit 10.7 to Form S-1 Registration
              The Board of Trustees of the Galveston Wharves and The City of           Statement No. 333-38157, filed
              Galveston dated effective as of November 1, 1997.                        January 26, 1998

10.5          Amended and Restated 1997 Incentive Equity Plan effective as of          Exhibit 10.8 to Form S-1 Registration
              December 30, 1997.                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.6          Form of Stock Option Agreement for certain options granted by the        Exhibit 10.9 to Form S-1 Registration
              Company to Messrs. S. Eakin, F. Eakin and D. Ammons dated December 30,   Statement No. 333-38157, filed
              1997                                                                     January 26, 1998

10.7          Form of Stock Option Agreement for certain options granted by the        Exhibit 10.10 to Form S-1
              company to certain executives and other employees dated December 30,     Registration Statement No. 333-38157,
              1997                                                                     filed January 26, 1998

10.8          Pledge and Security Agreement between First Wave Marine, Inc. and Bank   Exhibit  10.1 to  Company's  Quarterly
              One, N.A., as Pledge Agent and Trustee, dated as of February 2, 1998.    Report on Form 10-Q for period  ending
                                                                                       June 30,  1998,  filed on  August  13,
                                                                                       1998

10.9          Promissory Note of Samuel F. Eakin                                       Exhibit 10.1 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.10         Promissory Note of Frank W. Eakin                                        Exhibit 10.2 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.11         Promissory Note of David B. Ammons                                       Exhibit 10.3 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.12         Sale and Purchase Agreement between FW Marine Properties, Inc. (now      Exhibit 2.1 to the Company's Current
              known as Newpark Shipbuilding-Galveston Island, Inc.) and Galveston      Report on Form 8-K, as filed with the
              Shipbuilding Company, dated as of May 1, 1998.                           Commission May 29, 1998

10.13         Credit Agreement between First Wave Marine, Inc., as Borrower,           Exhibit 10.3 to Company's Quarterly
              each of the banks or lending institutions from time to time party        Report on Form 10-Q for period ending
              thereto, as Banks and Southwest Bank of Texas, N.A., as Agent,           June 30, 1998, filed on August 13, 1998.
              dated as of June 9,1998.

21.1          Subsidiaries of Registrant                                               Filed herewith

27.1          Financial Data Schedule                                                  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST WAVE MARINE, INC.



                            By:     /s/ Suzanne B. Kean
                               -------------------------------------------
                                 Suzanne B. Kean
                                 Vice President and General Counsel

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


Signature                                   Title                                            Date
---------                                   -----                                            ----
  /s/ Samuel F. Eakin
--------------------------------
Samuel F. Eakin                      Chairman of the Board,  Chief Executive Officer      March 18, 1999
                                     and Director (Principal Executive Officer)


  /s/ Frank W. Eakin
--------------------------------
Frank W. Eakin                       President, Chief Operating Officer                   March 18, 1999
                                     and Director

  /s/ David B. Ammons
--------------------------------
David B. Ammons                      Executive Vice President, Chief                      March 18, 1999
                                     Financial Officer, Secretary and Director
                                     (Principal Financial Officer)

  /s/ Dale E. Schexnayder
--------------------------------
Dale E. Schexnayder                  Corporate Controller                                 March 18, 1999
                                     (Principal Accounting Officer)

  /s/ James D. Cole
--------------------------------
James D. Cole                        Director                                             March 18, 1999


  /s/ Paul E. O'Neill, II
--------------------------------
Paul E. O'Neill, II                  Director                                             March 18, 1999

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                 FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

     No Annual Report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX

EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.                                 DESCRIPTION                                        FOLLOWING DOCUMENTS:
-------                              -------------                                    ------------------------------------
2.1           Stock Exchange Agreement dated as of October 16, 1997 between the        Exhibit 2.1 to Form S-1 Registration
              Company and certain shareholders of Newpark Shipbuilding and Repair,     Statement No. 333-38157, filed
              Inc.                                                                     January 26, 1998

2.2           Distribution of Stock Agreement between John Bludworth Marine, Inc.      Exhibit 2.1 to Company's Quarterly
              (now known as Newpark Shipbuilding--Pasadena, Inc.), EAE Services,        Report on Form 10-Q for period ending
              Inc., First Wave Marine, Inc., and Newpark Marine Fabricators, Inc.      June 30, 1998, filed on August 13,
              (now known as Newpark Shipbuilding-Pelican Island, Inc.), dated as of    1998
              July 29, 1998.

2.3           Articles of Merger of Bludworth Shipyard and Fabrication, Inc. into      Exhibit 2.2 to Company's Quarterly
              Newpark Marine Fabricators, Inc.(now known as Newpark                    Report on Form 10-Q for period ending
              Shipbuilding-Pelican Island, Inc.), effective as of August 6, 1998.      June 30, 1998, filed on August 13,
                                                                                       1998

3.1           Certificate of Incorporation of the Company                              Exhibit 3.1 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.2           Bylaws of the Company                                                    Exhibit 3.2 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3           Articles of Incorporation Newpark Shipbuilding and Repair, Inc.          Exhibit 3.13 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.1         Articles of Amendment dated February 3, 1994 to the Articles of          Exhibit 3.14 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.2         Articles of Amendment dated April 25, 1994 to the Articles of            Exhibit 3.15 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.3         Articles of Amendment dated August 29, 1996 to the Articles of           Exhibit 3.17 to Form S-1 Registration
              Incorporation of Newpark Shipbuilding and Repair, Inc.                   Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.3.4         Articles of Amendment to the Articles of Incorporation of Newpark        Exhibit 3.3 to Company's Quarterly
              Shipbuilding and Repair, Inc. now known as Newpark                       Report on Form 10-Q for period ending
              (Shipbuilding-Brady Island, Inc.), effective as                          June 30, 1998, filed on August 13, 1998
              of August 7, 1998.

3.4           Amended and Restated Bylaws of Newpark Shipbuilding and Repair, Inc.     Exhibit 3.16 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

                                 EXHIBIT INDEX

EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.                             DESCRIPTION                                             FOLLOWING DOCUMENTS:
-------                          -------------                                         ------------------------------------
3.5           Articles of Incorporation of Louisiana Ship, Inc.                        Exhibit 3.3 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.5.1         Articles of Amendment to the Articles of Incorporation of Louisiana      Exhibit 3.4 to Form S-1 Registration
              Ship, Inc.                                                               Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.5.2         Articles of Amendment to the Articles of Incorporation of                Exhibit 3.1 to Company's Quarterly
              Louisiana  Ship, Inc. (now known as Newpark                              Report on Form 10-Q for period ending
              Shipbuilding-Greens Bayou, Inc.), effective as of August 7, 1998.        June 30, 1998, filed on August 13, 1998

3.6           Amended and Restated Bylaws of Louisiana Ship, Inc.                      Exhibit 3.5 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.7           Articles of Incorporation of EAE Services, Inc.                          Exhibit 3.6 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.8           Bylaws of EAE Services, Inc.                                             Exhibit 3.7 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.9           Articles of Incorporation of EAE Industries, Inc.                        Exhibit 3.8 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.10          Articles of Amendment to the Articles of Incorporation of EAE            Exhibit 3.9 to Form S-1 Registration
              Industries, Inc.                                                         Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.11          Amended and Restated Bylaws of EAE Industries, Inc.                      Exhibit 3.10 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.12          Articles of Incorporation of Newpark Marine Fabricators, Inc.            Exhibit 3.11 to Form S-1 Registration
                                                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.12.1        Articles of Amendment to the Articles of Incorporation of Newpark        Exhibit  3.2  to  Company's  Quarterly
              Marine Fabricators, Inc. (now known as Newpark Shipbuilding-Pelican      Report on Form 10-Q for period  ending
              Island, Inc.), effective as of August 7, 1998.                           June 30,  1998,  filed on  August  13,
                                                                                       1998

3.13          Bylaws of Newpark Marine Fabricators, Inc. (now known as Newpark         Exhibit 3.12 to Form S-1 Registration
              Shipbuilding-Pelican Island, Inc.                                        Statement No. 333-38157, filed
                                                                                       January 26, 1998

3.14          Articles of Incorporation of John Bludworth Marine, Inc.                 Filed herewith
              (now known as Newpark Shipbuilding-Pasadena, Inc.)

                                 EXHIBIT INDEX

EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.                              DESCRIPTION                                            FOLLOWING DOCUMENTS:
-------                           -------------                                        ------------------------------------
3.14.1        Articles of Amendment to the Articles of Incorporation of John           Filed herewith
              Bludworth Marine, Inc. (now known as Newpark Shipbuilding-Pasadena,
              Inc.), effective as of August 7, 1998.

3.15          Bylaws of John Bludworth Marine, Inc. (now known as Newpark              Filed herewith
              Shipbuilding-Pasadena, Inc.)

3.16          Certificate of Incorporation of FirstWave Management, Inc.               Filed herewith

3.17          Bylaws of FirstWave Management, Inc.                                     Filed herewith

4.1           Indenture between First Wave Marine, Inc., as Issuer and Newpark         Exhibit 4.1 to Company's Quarterly
              Shipbuilding and Repair, Inc. (now known as Newpark Shipbuilding-Brady   Report on Form 10-Q for period ending
              Island, Inc.), EAE Services, Inc., EAE Industries, Inc., Newpark         June 30, 1998 filed on August 13, 1998
              Marine Fabricators, Inc. (now known as Newpark Shipbuilding-Pelican
              Island, Inc.) and Louisiana Ship, Inc. (now known as Newpark
              Shipbuilding-Greens Bayou, Inc.), as Subsidiary Guarantors and Bank
              One, N.A., as Trustee, dated as of February 2, 1998.

4.1.1         First Supplemental Indenture between First Wave Marine, Inc., as         Exhibit 4.3 to Company's Quarterly
              Issuer, Subsidiary Guarantors named therein and                          Report on Form 10-Q for period ending
              Bank One, N.A., as Trustee, dated as of February 3, 1998                 June 30, 1998 filed on August 13, 1998

4.1.2         Second Supplemental Indenture between First Wave Marine, Inc., as        Exhibit 4.3 to Company's Quarterly
              Issuer, Subsidiary Guarantors named therein and                          Report on Form 10-Q for period ending
              Bank One, N.A., as Trustee, dated as of May 18, 1998.                    June 30, 1998 filed on August 13, 1998

4.1.3         Third Supplemental Indenture between First Wave Marine, Inc., as         Filed herewith
              Issuer, Subsidiary Guarantors named therein and Bank One, N.A., as
              Trustee, dated as of December 11, 1998.

10.1          Stock Purchase Agreement dated October 15, 1997 between the Company      Exhibit 10.1 to Form S-1 Registration
              and John L. Bludworth, III et al.                                        Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.1.1        First Amendment to Stock Purchase Agreement dated October 17, 1997       Exhibit 10.5 to Form S-1 Registration
              between the Company and John L. Bludworth, III et al.                    Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.1.2        Second Amendment to Stock Purchase Agreement dated January 30,           Exhibit 2.3 to the Company's Current
              1998  between the Company and John L. Bludworth, III et al.              report on Form 8-K, as filed until
                                                                                       the Commission on February 13, 1998

10.2          Amended and Restated Lease and Development Agreement between the Board   Exhibit 10.2 to Form S-1 Registration
              of Trustees of the Galveston Wharves as Lessor and Newpark Marine        Statement No. 333-38157, filed
              Fabricators, Inc. as Lessee and PM Engineering, Inc. as Assignor dated   January 26, 1998
              October 17, 1997 and effective the first day of November 1997.

10.3          Assignment and Assumption of Lease from PMB Engineering, Inc. as         Exhibit 10.3 to Form S-1 Registration
              Assignor and Newpark Marine Fabricators, Inc. as Assignee effective      Statement No. 333-38157, filed
              the first day of November 1997.                                          January 26, 1998

                                 EXHIBIT INDEX


EXHIBIT                                                                                INCORPORATED BY REFERENCE FROM THE
  NO.                             DESCRIPTION                                             FOLLOWING DOCUMENTS:
-------                          -------------                                         ------------------------------------
10.4          Attornment Agreement by and between Newpark Marine Fabricators, Inc.,    Exhibit 10.7 to Form S-1 Registration
              The Board of Trustees of the Galveston Wharves and The City of           Statement No. 333-38157, filed
              Galveston dated effective as of November 1, 1997.                        January 26, 1998

10.5          Amended and Restated 1997 Incentive Equity Plan effective as of          Exhibit 10.8 to Form S-1 Registration
              December 30, 1997.                                                       Statement No. 333-38157, filed
                                                                                       January 26, 1998

10.6          Form of Stock Option Agreement for certain options granted by the        Exhibit 10.9 to Form S-1 Registration
              Company to Messrs. S. Eakin, F. Eakin and D. Ammons dated December 30,   Statement No. 333-38157, filed
              1997                                                                     January 26, 1998

10.7          Form of Stock Option Agreement for certain options granted by the        Exhibit 10.10 to Form S-1
              company to certain executives and other employees dated December 30,     Registration Statement No. 333-38157,
              1997                                                                     filed January 26, 1998

10.8          Pledge and Security Agreement between First Wave Marine, Inc. and Bank   Exhibit  10.1 to  Company's  Quarterly
              One, N.A., as Pledge Agent and Trustee, dated as of February 2, 1998.    Report on Form 10-Q for period  ending
                                                                                       June 30,  1998,  filed on  August  13,
                                                                                       1998

10.9          Promissory Note of Samuel F. Eakin                                       Exhibit 10.1 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.10         Promissory Note of Frank W. Eakin                                        Exhibit 10.2 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.11         Promissory Note of David B. Ammons                                       Exhibit 10.3 to Company's Quarterly
                                                                                       Report on Form 10-Q for period ending
                                                                                       March 31, 1998, filed May 15, 1998

10.12         Sale and Purchase Agreement between FW Marine Properties, Inc. (now      Exhibit 2.1 to the Company's Current
              known as Newpark Shipbuilding-Galveston Island, Inc.) and Galveston      Report on Form 8-K, as filed with the
              Shipbuilding Company, dated as of May 1, 1998.                           Commission May 29, 1998

10.13         Credit Agreement between First Wave Marine, Inc., as Borrower,           Exhibit 10.3 to Company's Quarterly
              each of the banks or lending                                             Report on Form 10-Q for period ending
              institutions from time to time party thereto, as                         June 30, 1998, filed on August 13, 1998.
               Banks and Southwest Bank of Texas, N.A.,
              as Agent, dated as of June 9,1998.

21.1          Subsidiaries of Registrant                                               Filed herewith

27.1          Financial Data Schedule                                                  Filed herewith