Form 10-Q
period 1999-03-31
FIRST WAVE MARINE INC
filed 1999-05-17
CIK 1047860

===============================================================================


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes   [ ] No

  Number of shares of common stock outstanding as of May 12, 1999: 11,756,955


===============================================================================

                            FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999



                                                                                                        PAGE
PART I:    FINANCIAL INFORMATION

  Item 1.        Financial Statements

                       Consolidated Balance Sheets -March 31, 1999 and

                           December 31, 1998                                                              1

                       Consolidated Statements of Operations for the Three Month
                           Period Ended March 31, 1999 and 1998                                           2

                       Consolidated Statements of Cash Flows for the Three Month
                           Period Ended March 31, 1999 and 1998                                           3

                       Notes to Unaudited Consolidated Financial Statements                               4

  Item 2.        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          5


PART II:   OTHER INFORMATION

Item 1.          Legal Proceedings                                                                        9

Item 6.          Exhibits and Reports on Form 8-K                                                         9

                         PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                       March 31,    December 31,
                                                                         1999           1998
                                                                      ----------     ----------
                                                                     (Unaudited)
                              ASSETS

Current assets:
   Cash and cash equivalents                                          $    2,670     $    1,654
   Investments available-for-sale                                             46          2,102
   Investments held-to-maturity                                             --            6,262
   Accounts receivable, less allowance of $119 in 1999
      and $232 in 1998                                                    24,564         19,369
   Inventories                                                             1,014            857
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                1,826          2,615
   Prepaids and other                                                      1,397            785
   Income tax receivable                                                     766            492
   Deferred income taxes                                                     386            826
                                                                      ----------     ----------
      Total current assets                                                32,669         34,962
Property and equipment, net                                               74,552         73,067
Financing costs, net                                                       3,895          4,021
Goodwill and other intangibles, net                                       15,113         15,214
Deposits and other                                                         1,185          1,119
                                                                      ----------     ----------
                                                                      $  127,414     $  128,383
                                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    3,076     $    2,944
   Accrued liabilities                                                     6,669          6,041
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                 952            255
   Accrued interest payable                                                1,650          4,125
   Current portion of long-term debt and capital lease obligation            410            167
   Notes payable                                                             195            199
                                                                      ----------     ----------
      Total current liabilities                                           12,952         13,731
Long-term obligations                                                      3,726          3,042
Subordinated debt                                                          6,328          6,328
Senior notes                                                              90,000         90,000
Deferred income taxes                                                      5,254          5,727
Other liabilities                                                          1,514          1,279
Commitments and contingencies                                               --             --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued                                         --             --
   Common stock, $.01 par value, 21,000 shares
       authorized, 11,757 shares issued and outstanding
       at March 31, 1999 and December 31, 1998                               118            118
   Additional paid-in capital                                              3,490          3,490
   Retained earnings                                                       4,032          4,668
                                                                      ----------     ----------
                                                                           7,640          8,276
                                                                      ----------     ----------
                                                                      $  127,414     $  128,383
                                                                      ==========     ==========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Month Period Ended March 31,
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                         1999            1998
                                                                      ----------      ----------
Revenues:
   Repair and upgrade                                                 $   21,182      $   13,368
   New construction                                                        3,419           1,019
   Environmental services                                                  1,300           1,380
                                                                      ----------      ----------
                                                                          25,901          15,767
Cost of revenues                                                          19,844          10,182
                                                                      ----------      ----------
   Gross profit                                                            6,057           5,585
General and administrative expenses                                        4,464           3,704
                                                                      ----------      ----------
   Income from operations                                                  1,593           1,881
Interest expense - net                                                     2,528           1,726
                                                                      ----------      ----------
   Income (loss) before income taxes and extraordinary item                 (935)            155
Income tax expense (benefit)                                                (299)             83
                                                                      ----------      ----------
   Income (loss) before extraordinary item                                  (636)             72
Extraordinary item - loss on extinguishment of debt, net
   of income tax benefit of $559                                            --              (933)
                                                                      ----------      ----------
   Net income (loss)                                                  $     (636)     $     (861)
                                                                      ==========      ==========

Basic and diluted earnings per share:
   Income (loss) before extraordinary item                            $    (0.05)     $     0.01
   Extraordinary item                                                 $     --             (0.08)
                                                                      ----------      ----------
   Net income (loss)                                                  $    (0.05)     $    (0.07)
                                                                      ==========      ==========

Weighted-averaged shares:
   Basic and diluted                                                      11,757          11,757
                                                                      ==========      ==========



        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Month Period Ended March 31,
                                 (In thousands)
                                  (Unaudited)

                                                                                            1999          1998
                                                                                          --------      --------
Cash flows from operating activities:
   Net loss                                                                               $   (636)     $   (861)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
      Depreciation and amortization                                                          1,541           733
      Accretion of discounts on investments held-to-maturity                                   (33)          (90)
      Provision for doubtful accounts                                                            8            88
      Write-off of financing costs                                                            --             469
      Deferred income tax provision                                                            (33)          204
      Change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                 (5,203)       (5,476)
        Inventories                                                                           (157)           36
        Costs and estimated earnings in excess of billings on uncompleted contracts            789         1,373
        Other assets                                                                          (612)          916
        Income tax receivable                                                                 (274)         (502)
        Deposits and other                                                                     (66)         (271)
        Accounts payable                                                                       132           519
        Accrued liabilities                                                                    628           931
        Billings in excess of costs and estimated earnings on uncompleted contracts            697          --
        Accrued interest payable                                                            (2,475)         --
        Other liabilities                                                                      235           174
                                                                                          --------      --------
              Net cash used in operating activities                                         (5,459)       (1,757)
                                                                                          --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment                                                    (1,869)       (2,768)
   Acquisition of businesses, net of cash acquired                                            --         (13,899)
   Purchase of investments held-to-maturity                                                   --         (10,926)
   Proceeds from maturity of investments held-to-maturity                                    6,274          --
   Proceeds from sales of investments available-for-sale                                     2,077          --
                                                                                          --------      --------

               Net cash provided by (used in) investing activities                           6,482       (27,593)
                                                                                          --------      --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                             --          90,000
   Payments on long-term debt and notes payable                                                 (7)      (22,767)
   Net payments on revolving lines of credit                                                  --          (1,027)
   Financing costs                                                                            --          (3,413)
                                                                                          --------      --------
               Net cash (used in) provided by financing activities                              (7)       62,793
                                                                                          --------      --------

               Net increase in cash and cash equivalents                                     1,016        33,443
Cash and cash equivalents at beginning of period                                             1,654           378
                                                                                          --------      --------

Cash and cash equivalents at end of period                                                $  2,670      $ 33,821
                                                                                          ========      ========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 4 Legal Proceedings - On August 13, 1998, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc. ("Newpark-Brady"), was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

Note 5 Year 2000 - The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, included in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as statements as may be made by management, orally or in writing related thereto, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect" or similar statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's services resulting from reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations, (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers,
             (vi) risks related to the highly leveraged posture of the Company and (vii) risks related to regulatory and environmental matters including, risks relating to the ongoing environmental investigation of one of the Company's subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

             The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this report.

             GENERAL

             The Company's business is primarily derived from providing repair and upgrade services to inland and offshore marine vessels, including barges, boats, drilling rigs and ships. To a lesser extent the Company engages in new construction of such inland and offshore marine vessels. The Company believes the demand for repair and upgrade services is generally more stable than the demand for new construction, but recognizes the need to continually monitor the mix of new construction and repair and upgrade services. While trends in oil and natural gas prices can affect the demand for offshore support vessels and drilling rigs, the Company anticipates demand will exist for repair activity even with the short-term downturn in oil and gas prices. Any prolonged depression in oil and natural gas prices could have a significant adverse effect on the Company's results of operations.

             First Wave currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. The Company currently employs approximately 1,100 employees at its six shipyards.

             RECENT DEVELOPMENTS

             On August 13, 1998, one of the Company's subsidiaries, Newpark-Brady, was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

             RESULTS OF OPERATIONS

             Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

             Revenues increased 64% to $25.9 million in the 1999 period, compared with $15.8 million in the 1998 period, primarily due to three full months of revenue generation by the Pasadena and West Pelican Island facilities acquired on February 2, 1998, three full months of revenue generation by the Galveston Island facility acquired on May 15, 1998, and increased revenue generation by the East Pelican Island facility which is still operating in a ramp-up mode.

             Cost of revenues rose 95% to $19.8 million in the 1999 period from $10.2 million in the 1998 period, due to the additional revenue generated.

             Gross profit increased 8% to $6.1 million in the 1999 period from $5.6 million in the 1998 period, primarily due to the additional shipyards in operation during the 1999 period and the increased activity at the East Pelican Island facility. The gross profit margin decreased to 23% in the 1999 period from 35% in the 1998 period, due in part to the increase in lower margin new construction revenue, the decrease in higher margin inland boat and barge repair revenue, and the decrease in higher margin OSV repair and conversion work as percentages of total revenues. Additionally, disruptions caused by an initiative to upgrade production and control systems at the recently acquired Galveston Island facility had a negative impact of approximately $500,000 on the gross profit margin.

             General and administrative expenses increased 20% to $4.5 million in the 1999 period from $3.7 million in the 1998 period. General and administrative expenses as a percentage of revenues for the 1999 period represented 17% of total revenues, as compared to 23% for the 1998 period. The decrease in general and administrative expenses as a percentage of revenues is mainly due to the increased revenues.

             Net interest expense rose to $2.5 million in the 1999 period from $1.7 million in the 1998 period primarily due to three full months of interest expense on the $90 million 11% Senior Notes reflected in the 1999 period and only two months interest expense on the Senior Notes in the 1998 period.

             The decrease in income tax expense from approximately $83,000 in the 1998 period to a net income tax benefit of $299,000 in the 1999 period is directly attributable to the decrease in income before income taxes.

             During the 1998 period, the company recorded an extraordinary item of ($933,000) which represented a $1.5 million loss on extinguishment of debt, net of an income tax benefit of $559,000. No extraordinary item was recorded in the 1999 period.

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

             LIQUIDITY AND CAPITAL RESOURCES

             The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire additional shipyard facilities and make capital improvements to its facilities. Prior to the Company's Senior Notes offering in 1998, bank financing and internally generated funds provided funding for these activities.

             The Company's $10.0 million revolving line of credit with a financial institution matured on April 30, 1999. The Company is currently negotiating with its lender to renew the line of credit on more restrictive terms and at a higher rate of interest.

             A subsidiary of the Company has an additional $1.75 million revolving line of credit with a financial institution secured by accounts receivable. The subsidiary has recently received a commitment from another financial institution to increase this line of credit to $3.0 million. The Company anticipates that these negotiations will be completed in the second quarter.

             As of May 12, 1999, the Company did not have any borrowings outstanding on either of its lines of credit.

             During the first quarter of 1999, the Company financed the purchase of certain machinery and equipment totaling $929,000. The largest financing was for $860,000 which bears interest at 8% per annum with principal and interest of approximately $12,000 due monthly over a seven year period, and a final balloon payment of $86,000 due at maturity.

             Net cash used in operating activities for the three month periods ended March 31, 1999 and 1998 was $5.5 million and $1.8 million, respectively. The decrease in cash generated from operations is primarily due to interest paid on the senior notes.

             Net cash provided by (used in) investing activities was $6.5 million and ($27.6) million for the three month periods ended March 31, 1999 and 1998, respectively. During the 1999 period, cash provided by investing activities was generated by sales and maturities of investments which were partially off set by asset additions.

             Net cash (used in) provided by financing activities was $(7,000) and $62.8 million for the three month periods ended March 31, 1999 and 1998, respectively.

             Management believes that with the cash generated from operations, and, if necessary, borrowings under the Company's lines of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures and working capital needs through the remainder of fiscal year 1999.

             YEAR 2000 DISCLOSURES

             Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000 and beyond. This could result in significant system and equipment failures. The Company has completed a detailed process to identify potential Year 2000 problems and to implement solutions for all of its information technology ("IT") as well as non-IT systems. Necessary actions are being taken to ensure that both IT and non-IT systems and services will continue to operate on and after January 1, 2000. The Company's technology projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems are expected to remain in place beyond 1999, the Company is implementing changes utilizing a combination of internal and external resources. In addition, the Company has communicated with its major customers, suppliers and financial institutions to coordinate year 2000 readiness.

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

                           PART II: OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  On August 13, 1998, one of the Company's subsidiaries, Newpark-Brady, was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

ITEM 2-5.         NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits

                          Exhibit
                          Number        Description

                          *27.1         Financial Data Schedule.

                                        *  Filed herewith

                 (b)      Reports on Form 8-K

                          None

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST WAVE MARINE, INC.





May 14, 1999                                By:  /s/ Frank R. Pierce
                                            ---------------------------------
                                            Frank R. Pierce
                                            Vice President and
                                            Chief Financial Officer





May 14, 1999                                By:   /s/ Dale E. Schexnayder
                                            ---------------------------------
                                            Dale E. Schexnayder
                                            Corporate Controller

                                INDEX TO EXHIBITS

                          Exhibit
                          Number        Description
                          -------       -----------

                          *27.1         Financial Data Schedule.

                                        *  Filed herewith