Form 10-Q
period 1999-06-30
FIRST WAVE MARINE INC
filed 1999-08-13
CIK 1047860

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

 Number of shares of common stock outstanding as of August 11, 1999: 11,756,955

===============================================================================

                            FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 JUNE 30, 1999


                                                                                                        PAGE

PART I:    FINANCIAL INFORMATION

  Item 1.    Financial Statements

               Consolidated Balance Sheets - June 30, 1999 and
                   December 31, 1998                                                                     1

               Consolidated Statements of Operations for the Three Month
                   and Six Month Periods Ended June 30, 1999 and 1998                                    2

               Consolidated Statements of Cash Flows for the Six Month
                   Periods Ended June 30, 1999 and 1998                                                  3

               Notes to Unaudited Consolidated Financial Statements                                      4

  Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                             5

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  9

PART II:   OTHER INFORMATION

Item 1.      Legal Proceedings                                                                          10

Item 6.      Exhibits and Reports on Form 8-K                                                           10

                         PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                          June 30,      December 31,
                                     ASSETS                                                 1999            1998
                                                                                          --------      ------------
                                                                                        (Unaudited)
            Current assets:
               Cash and cash equivalents                                                  $  6,423        $  1,654
               Investments available-for-sale                                                   46           2,102
               Investments held-to-maturity                                                   --             6,262
               Accounts receivable, less allowance of $243 in 1999
                  and $232 in 1998                                                          16,533          19,369
               Inventories                                                                     934             857
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                                      4,097           2,615
               Prepaids and other                                                            1,159             785
               Income tax receivable                                                         2,001             492
               Deferred income taxes                                                         1,228             826
                                                                                          --------        --------
                  Total current assets                                                      32,421          34,962
            Property and equipment, net                                                     74,781          73,067
            Financing costs, net                                                             3,780           4,021
            Goodwill and other intangibles, net                                             14,974          15,214
            Deposits and other                                                               1,186           1,119
                                                                                          --------        --------
                                                                                          $127,142        $128,383
                                                                                          ========        ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
               Accounts payable                                                           $  3,553        $  2,944
               Accrued liabilities                                                           6,429           6,041
               Billings in excess of costs and estimated earnings on
                   uncompleted contracts                                                       688             255
               Accrued interest payable                                                      4,458           4,125
               Current portion of long-term debt and capital lease obligation                  239             167
               Notes payable                                                                   191             199
                                                                                          --------        --------

                  Total current liabilities                                                 15,558          13,731
            Long-term obligations                                                            3,992           3,042
            Subordinated debt                                                                6,328           6,328
            Senior notes                                                                    90,000          90,000
            Deferred income taxes                                                            5,732           5,727
            Other liabilities                                                                1,405           1,279
            Commitments and contingencies                                                     --              --
            Stockholders' equity:
               Preferred stock, $.01 par value, 2,000 shares
                   authorized, no shares issued                                               --              --
               Common stock, $.01 par value, 21,000 shares
                   authorized, 11,757 shares issued and outstanding
                   at June 30, 1999 and December 31, 1998                                      118             118
               Additional paid-in capital                                                    3,490           3,490
               Retained earnings                                                               519           4,668
                                                                                          --------        --------
                                                                                             4,127           8,276
                                                                                          --------        --------
                                                                                          $127,142        $128,383
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
                                  (Unaudited)



                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                    1999           1998          1999           1998
                                                                  --------       --------      --------       --------

Revenues:
   Repair and upgrades                                            $ 12,848       $ 17,328      $ 34,030       $ 30,696
   New construction                                                  4,177          2,723         7,596          3,742
   Environmental services                                            1,038          1,328         2,338          2,709
                                                                  --------       --------      --------       --------
                                                                    18,063         21,379        43,964         37,147
Cost of revenues                                                    15,380         13,749        35,224         23,931
                                                                  --------       --------      --------       --------
   Gross profit                                                      2,683          7,630         8,740         13,216
General and administrative expenses                                  5,648          3,735        10,112          7,439
                                                                  --------       --------      --------       --------
   Income from operations                                           (2,965)         3,895        (1,372)         5,777
Interest expense - net                                               2,510          2,338         5,038          4,064
                                                                  --------       --------      --------       --------
   Income before income taxes and extraordinary item                (5,475)         1,557        (6,410)         1,713
Income tax expense (benefit)                                        (1,962)           646        (2,261)           729
                                                                  --------       --------      --------       --------
   Income before extraordinary item                                 (3,513)           911        (4,149)           984
Extraordinary item-loss on extinguishment of debt, net
   of income tax benefit of $559                                      --             --            --             (933)
                                                                  --------       --------      --------       --------

   Net income (loss)                                              $ (3,513)      $    911      $ (4,149)      $     51
                                                                  ========       ========      ========       ========

Basic and diluted earnings per share:
   Before extraordinary item                                      $  (0.30)      $   0.08      $  (0.35)      $   0.08
   Extraordinary item                                                 --             --            --            (0.08)
                                                                  --------       --------      --------       --------
   Net income (loss)                                              $  (0.30)      $   0.08      $  (0.35)      $   0.00
                                                                  ========       ========      ========       ========

Weighted-averaged shares:
   Basic and diluted                                                11,757         11,757        11,757         11,757
                                                                  ========       ========      ========       ========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Month Periods Ended June 30,
                                 (In thousands)
                                  (Unaudited)


                                                                                              1999           1998
                                                                                            --------       --------
Cash flows from operating activities:
   Net income (loss)                                                                        $ (4,149)      $     51
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                            3,169          1,833
      Accretion of discounts on investments held-to-maturity                                     (33)          (235)
      Provision for doubtful accounts                                                            132            140
      Gain on sale of property and equipment                                                    --               (8)
      Write-off of property and equipment                                                        439             68
      Write-off of financing costs                                                              --              469
      Deferred income tax provision                                                             (397)           511
      Change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                    2,704         (7,764)
        Inventories                                                                              (77)          (299)
        Costs and estimated earnings in excess of billings on uncompleted contracts           (1,482)           831
        Other assets                                                                            (374)           716
        Income tax receivable                                                                 (1,509)        (1,613)
        Deposits and other                                                                       (67)          (326)
        Accounts payable                                                                         609          1,450
        Accrued liabilities                                                                      388          3,305
        Billings in excess of costs and estimated earnings on uncompleted contracts              433           --
        Accrued interest payable                                                                 333          3,488
        Other liabilities                                                                        126            558
              Net cash provided by operating activities                                     --------       --------
                                                                                                 245          3,175
                                                                                            --------       --------
Cash flows from investing activities:
   Acquisition of property and equipment                                                      (3,813)       (11,605)
   Acquisition of businesses, net of cash acquired                                              --          (19,399)
   Purchase of investments held-to-maturity                                                     --          (10,792)
   Proceeds from maturity of investments held-to-maturity                                      6,274           --
   Proceeds from sales of investments available-for-sale                                       2,077           --
   Purchase of investments available-for-sale                                                   --           (2,000)
   Proceeds from sales of property and equipment                                                  35             31
   Asset acquisition costs                                                                      --              (30)
                                                                                            --------       --------
               Net cash provided by (used in) investing activities                             4,573        (43,795)
                                                                                            --------       --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                               --           90,000
   Payments on long-term debt and notes payable                                                  (49)       (27,927)
   Net payments on revolving lines of credit                                                    --           (1,027)
   Financing costs                                                                              --           (3,433)
                                                                                            --------       --------
               Net cash (used in) provided by financing activities                               (49)        57,613
                                                                                            --------       --------

               Net increase in cash and cash equivalents                                       4,769         16,993
Cash and cash equivalents at beginning of period                                               1,654            378
                                                                                            --------       --------
Cash and cash equivalents at end of period                                                  $  6,423       $ 17,371
                                                                                            ========       ========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 4 Legal Proceedings - On August 11, 1999, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc.
         ("Newpark-Brady"), received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code ss. 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

         On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as statements as may be made by management, orally or in writing related thereto, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect" or similar statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's services resulting from reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations, (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers,
             (vi) risks related to the highly leveraged posture of the Company and (vii) risks related to regulatory and environmental matters including, risks relating to the ongoing environmental investigation of one of the Company's subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

             RECENT DEVELOPMENTS

             On August 11, 1999, one of the Company's subsidiaries, Newpark-Brady, received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code ss. 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

             On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

             RESULTS OF OPERATIONS

             Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

             Revenues decreased 16% to $18.1 million in the 1999 period, compared with $21.4 million in the 1998 period, primarily due to poor market conditions in all sectors served by the Company. The decline in oilfield related work has been the result of a reduction in the capital budgets of drilling rig contractors and offshore support vessel operators due to the low prices of oil during 1998 continuing through early 1999. The decline in barge repair work has in large part been related to the uncertainty surrounding market consolidation of barge operators, causing the deferral of maintenance on large fleets being consolidated. Additionally, declines during 1998 and early 1999 in the prices of oil and natural gas had a negative impact on barge operators and their capital budgets. As a result of difficult market conditions, billable labor hours related to repair work were down significantly. The Company performed work at lower rates in order to maintain certain volume levels and retain its work force.

             Cost of revenues rose 12% to $15.4 million in the 1999 period from $13.7 million in the 1998 period. Cost of revenues increased while revenues decreased primarily due to the change in mix of work.

             Gross profit decreased 65% to $2.7 million in the 1999 period from $7.6 million in the 1998 period. The gross profit margin decreased to 15% in the 1999 period from 36% in the 1998 period, due in part to the increase in lower margin new construction revenue, the decrease in higher margin inland boat and barge repair revenue, and the decrease in higher margin oilfield related repair and conversion work as percentages of total revenues. The declines in revenue were combined with substantial margin pressure in all market sectors served. Additionally, the Company performed work at lower rates in order to maintain certain volume levels and retain its work force.

             General and administrative expenses increased 51% to $5.6 million in the 1999 period from $3.7 million in the 1998 period. General and administrative expenses as a percentage of revenues for the 1999 period represented 31% of total revenues, as compared to 17% for the 1998 period. The increase in general and administrative expenses was due to the following: the increased staffing at start-up facilities and the corporate organization, expenses related to workforce development and training, legal expenses for the on-going environmental investigation, and expenses related to development of the Company's strategy for future expansion. Additionally, during the current period the Company wrote-off approximately $260,000 of costs related to an unsuccessful acquisition attempt and recorded an impairment loss of approximately $325,000 related to a specialized piece of equipment not in use.

             Net interest expense increased to $2.5 million in the 1999 period from $2.3 million in the 1998 period primarily due to the decrease in self-constructed assets, resulting in less capitalized interest.

             The decrease in income tax expense from approximately $646,000 in the 1998 period to a net income tax benefit of $2.0 million in the 1999 period is directly attributable to the decrease in income before income taxes.

             Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

             Revenues increased 18% to $44.0 million in the 1999 period, compared with $37.1 million in the 1998 period. The 1998 period included only five months of revenue generation by the Pasadena and West Pelican Island facilities acquired on February 2, 1998, and one and one-half months of revenue generation by the Galveston Island facility acquired on May 15, 1998. Though revenues in total increased, revenues for the period were adversely affected by the general decline in market conditions in all sectors served by the Company. As a result of poor market conditions, billable labor hours related to repair work were down significantly.

             Cost of revenues rose 47% to $35.2 million in the 1999 period from $23.9 million in the 1998 period, due primarily to the change in mix of work.

             Gross profit decreased 34% to $8.7 million in the 1999 period from $13.2 million in the 1998 period. The gross profit margin decreased to 20% in the 1999 period from 36% in the 1998 period, due in part to the increase in lower margin new construction revenue, the decrease in higher margin inland boat and barge repair revenue, and the decrease in higher margin oilfield related repair and conversion work as percentages of total revenues. The declines in revenue were combined with substantial margin pressure in all market sectors served. Additionally, the Company performed work at lower rates in order to maintain certain volume levels and retain its work force. During the first quarter of 1999, disruptions caused by an initiative to upgrade production and control systems at the recently acquired Galveston Island facility had a negative impact of approximately $500,000 on the gross profit margin.

             General and administrative expenses increased 36% to $10.1 million in the 1999 period from $7.4 million in the 1998 period. General and administrative expenses as a percentage of revenues for the 1999 period represented 23% of total revenues, as compared to 20% for the 1998 period. The increase in general and administrative expenses was due to the following: the increased staffing at start-up facilities and the corporate organization, expenses related to workforce development and training, legal expenses for the on-going environmental investigation, and expenses related to development of the Company's strategy for future expansion. Additionally, during the second quarter of 1999 the Company wrote-off approximately $260,000 of costs related to an unsuccessful acquisition attempt and recorded an impairment loss of approximately $325,000 related to a specialized piece of equipment that is not in use.

             Net interest expense rose to $5.0 million in the 1999 period from $4.1 million in the 1998 period primarily due to six months of interest expense on the $90 million 11% Senior Notes reflected in the 1999 period and only five months interest expense on the Senior Notes in the 1998 period.

             The decrease in income tax expense from approximately $729,000 in the 1998 period to a net income tax benefit of $2.3 million in the 1999 period is directly attributable to the decrease in income before income taxes.

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

             The Company's $10.0 million revolving line of credit with a financial institution matured on April 30, 1999. The Company is currently negotiating with a lender for a line of credit on more restrictive terms and at a higher rate of interest.

             A subsidiary of the Company had an additional $1.75 million revolving line of credit with a financial institution secured by accounts receivable. The subsidiary has recently moved this line of credit to another financial institution and increased the line of credit to $3.0 million.

             As of August 11, 1999, the Company did not have any borrowings outstanding on its line of credit.

             During the first quarter of 1999, the Company financed the purchase of certain machinery and equipment totaling $929,000. The largest financing was for $860,000 which bears interest at 8% per annum with principal and interest of approximately $12,000 due monthly over a seven year period, and a final balloon payment of $86,000 due at maturity.

             Net cash provided by operating activities for the six month periods ended June 30, 1999 and 1998 was $245,000 and $3.2 million, respectively. The decrease in cash generated from operations is primarily due to the net loss for the period, partially offset by the decrease in accounts receivable.

             Net cash provided by (used in) investing activities was $4.6 million and ($43.8) million for the six month periods ended June 30, 1999 and 1998, respectively. During the 1999 period, cash provided by investing activities was generated by sales and maturities of investments which were partially offset by asset additions.

             Net cash (used in) provided by financing activities was ($49,000) and $57.6 million for the six month periods ended June 30, 1999 and 1998, respectively.

             Management believes that with the cash generated from operations, and, if necessary, borrowings under the Company's line of credit, or an infusion of equity, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures and working capital needs through the remainder of fiscal year 1999.

             YEAR 2000 DISCLOSURES

             Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000 and beyond. This could result in significant system and equipment failures. The Company has completed a detailed process to identify potential Year 2000 problems and to implement solutions for all of its information technology ("IT") as well as non-IT systems. Necessary actions have been taken to ensure that essential IT and non-IT systems and services will continue to operate on and after January 1, 2000. The Company's technology projects are addressing the Year 2000 issue in those areas where replacement systems are being installed for functionality reasons. Where existing systems are expected to remain in place beyond 1999, the Company is implementing changes utilizing a combination of internal and external resources. In addition, the Company has communicated with its major customers, suppliers and financial institutions to coordinate year 2000 readiness.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is only minimally exposed to market risk which could result from adverse changes in interest rates.

             Total long-term debt at June 30, 1999 included on floating rate facility in the amount of $1.75 million. The Company had no borrowings on this facility in 1999. As a result, there was no impact on 1999 cash flows as a result of market risks. On July 1, 1999, the Company replaced this facility with a new floating-rate facility in the amount of $3.0 million. As of August 11, 1999, there were no borrowings on this facility. In the future, the Company's annual interest could fluctuate because the interest rate on the facility is a floating rate. The Company did not have any open derivative contracts relating to its floating rate debt.

                          PART II: OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  On August 11, 1999, one of the Company's subsidiaries, Newpark-Brady, received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code ss. 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

                  On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in early February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

ITEM 2-5.         NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits

                      Exhibit
                      Number        Description

                      *10.1      Loan Agreement between Newpark
                                 Shipbuilding-Brady Island, Inc., as Borrower, and Sterling Bank, as Lender, dated July 1, 1999.

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


                                             FIRST WAVE MARINE, INC.





August 13, 1999                          By:  /s/ Frank R. Pierce
                                              ---------------------------------
                                                  Frank R. Pierce
                                                  Vice President and
                                                  Chief Financial Officer





August 13, 1999                          By:  /s/ Dale E. Schexnayder
                                              ---------------------------------
                                                  Dale E. Schexnayder
                                                  Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.1                          Loan Agreement between Newpark Shipbuilding-Brady
                              Island, Inc., as Borrower, and Sterling Bank, as
                              Lender, dated July 1, 1999.

27.1                          Financial Data Schedule