Form 10-Q
period 1999-09-30
FIRST WAVE MARINE INC
filed 1999-11-12
CIK 1047860

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

               For the Quarterly Period Ended September 30, 1999

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X} Yes [ ] No

      Number of shares of common stock outstanding as of November 11, 1999:
11,756,955

===============================================================================

                            FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999


                                                                               PAGE
                                                                               ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets - September 30, 1999 and
                  December 31, 1998                                             1

              Consolidated Statements of Operations for the Three Month
                  and Nine Month Periods Ended September 30, 1999 and 1998      2

              Consolidated Statements of Cash Flows for the Nine Month
                  Periods Ended September 30, 1999 and 1998                     3

              Notes to Unaudited Consolidated Financial Statements              4

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     5

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            9


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    10

Item 6.   Exhibits and Reports on Form 8-K                                     10

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                   September 30,     December 31,
                               ASSETS                                  1999              1998
                                                                  --------------    --------------
                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                        $        5,925    $        1,654
 Investments available-for-sale                                               --             2,102
 Investments held-to-maturity                                                 --             6,262
 Accounts receivable, less allowance of $202 in 1999
  and $232 in 1998                                                        12,935            19,369
 Inventories                                                                 816               857
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                    1,958             2,615
 Prepaids and other                                                        2,210               785
 Income tax receivable                                                     2,102               492
 Deferred income taxes                                                     3,010               826
                                                                  --------------    --------------
  Total current assets                                                    28,956            34,962
Property and equipment, net                                               74,006            73,067
Financing costs, net                                                       3,670             4,021
Goodwill and other intangibles, net                                       14,835            15,214
Deposits and other                                                         1,196             1,119
                                                                  --------------    --------------
                                                                  $      122,663    $      128,383
                                                                  ==============    ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $        4,113    $        2,944
 Accrued liabilities                                                       7,239             6,041
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                      767               255
 Accrued interest payable                                                  2,064             4,125
 Current portion of long-term debt and capital lease obligation              234               167
 Notes payable                                                               187               199
                                                                  --------------    --------------
  Total current liabilities                                               14,604            13,731
Long-term obligations                                                      3,959             3,042
Subordinated debt                                                          6,328             6,328
Senior notes                                                              90,000            90,000
Deferred income taxes                                                      5,732             5,727
Other liabilities                                                          1,345             1,279
Commitments and contingencies                                                 --                --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000 shares
   authorized, no shares issued                                               --                --
  Common stock, $.01 par value, 21,000 shares
   authorized, 11,757 shares issued and outstanding
   at September 30, 1999 and December 31, 1998                               118               118
  Additional paid-in capital                                               3,490             3,490
  Retained earnings (deficit)                                             (2,913)            4,668
                                                                  --------------    --------------
                                                                             695             8,276
                                                                  --------------    --------------
                                                                  $      122,663    $      128,383
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
                                  (Unaudited)



                                                          Three Months Ended      Nine Months Ended
                                                              September 30,         September 30,
                                                           1999        1998       1999        1998
                                                         --------    --------   --------    --------
Revenues:
 Repair and upgrades                                     $ 12,070    $ 18,401   $ 46,100    $ 49,097
 New construction                                           6,811       5,830     14,407       9,572
 Environmental services                                       953       1,229      3,291       3,937
                                                         --------    --------   --------    --------
                                                           19,834      25,460     63,798      62,606
Cost of revenues                                           17,021      17,297     52,245      41,228
                                                         --------    --------   --------    --------
 Gross profit                                               2,813       8,163     11,553      21,378
General and administrative expenses                         5,573       4,467     15,685      11,906
                                                         --------    --------   --------    --------
 Income from operations                                    (2,760)      3,696     (4,132)      9,472
Interest expense - net                                      2,568       2,400      7,606       6,464
                                                         --------    --------   --------    --------
 Income before income taxes and extraordinary item         (5,328)      1,296    (11,738)      3,008
Income tax expense (benefit)                               (1,896)        508     (4,157)      1,237
                                                         --------    --------   --------    --------
 Income before extraordinary item                          (3,432)        788     (7,581)      1,771
Extraordinary item-loss on extinguishment of debt, net
 of income tax benefit of $559                                 --          --         --        (933)
                                                         --------    --------   --------    --------
 Net income (loss)                                       $ (3,432)   $    788   $ (7,581)   $    838
                                                         ========    ========   ========    ========

Basic and diluted earnings per share:
 Before extraordinary item                               $  (0.29)   $   0.07   $  (0.64)   $   0.15
 Extraordinary item                                            --          --         --       (0.08)
                                                         --------    --------   --------    --------
 Net income (loss)                                       $  (0.29)   $   0.07   $  (0.64)   $   0.07
                                                         ========    ========   ========    ========

Weighted-averaged shares:
 Basic and diluted                                         11,757      11,757     11,757      11,757
                                                         ========    ========   ========    ========





       The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Month Periods Ended September 30,
                                 (In thousands)
                                  (Unaudited)

                                                                                        1999             1998
                                                                                     -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                                                   $    (7,581)     $       838
 Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                                           4,836            2,956
   Accretion of discounts on investments held-to-maturity                                    (33)            (403)
   Provision for doubtful accounts                                                            91              159
   Loss (gain) on sale of property and equipment                                              13               (8)
   Write-off of property and equipment                                                       623              124
   Write-off of financing costs                                                               --              469
   Deferred income tax provision                                                          (2,179)             354
   Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                   6,343          (11,953)
     Inventories                                                                              41               72
     Costs and estimated earnings in excess of billings on uncompleted contracts             657           (2,069)
     Other assets                                                                         (1,425)             713
     Income tax receivable                                                                (1,610)            (955)
     Deposits and other                                                                      (77)            (479)
     Accounts payable                                                                      1,169            1,614
     Accrued liabilities                                                                   1,198            2,796
     Billings in excess of costs and estimated earnings on uncompleted contracts             512              489
     Accrued interest payable                                                             (2,061)           1,013
     Other liabilities                                                                        66              767
                                                                                     -----------      -----------
         Net cash provided by (used in) operating activities                                 583           (3,503)
                                                                                     -----------      -----------
Cash flows from investing activities:
 Acquisition of property and equipment                                                    (4,783)         (16,863)
 Acquisition of businesses, net of cash acquired                                              --          (19,399)
 Purchase of investments held-to-maturity                                                     --          (10,792)
 Proceeds from maturity of investments held-to-maturity                                    6,274            4,950
 Proceeds from sales of investments available-for-sale                                     2,123               --
 Purchase of investments available-for-sale                                                   --           (2,000)
 Proceeds from sales of property and equipment                                               165               31
 Asset acquisition costs                                                                      --              (58)
                                                                                     -----------      -----------
        Net cash provided by (used in) investing activities                                3,779          (44,131)
                                                                                     -----------      -----------
Cash flows from financing activities:
 Proceeds from issuance of debt                                                               --           90,000
 Payments on long-term debt and notes payable                                                (91)         (33,411)
 Net payments on revolving lines of credit                                                    --           (1,027)
 Financing costs                                                                              --           (3,502)
                                                                                     -----------      -----------
        Net cash (used in) provided by financing activities                                  (91)          52,060
                                                                                     -----------      -----------
        Net increase in cash and cash equivalents                                          4,271            4,426
Cash and cash equivalents at beginning of period                                           1,654              378
                                                                                     -----------      -----------
Cash and cash equivalents at end of period                                           $     5,925      $     4,804
                                                                                     ===========      ===========


       The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 4 Legal Proceedings - On August 11, 1999, one of the Company's subsidiaries, Newpark Shipbuilding-Brady Island, Inc. ("Newpark-Brady"), received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code Section 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

            On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. The internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

Note 5 Year 2000 - The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications were not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as statements as may be made by management, orally or in writing related thereto, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect" or similar statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's services resulting from reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations, (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the highly leveraged posture of the Company, and (vii) risks related to regulatory and environmental matters including risks relating to the ongoing environmental investigation of one of the Company's subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

            PENDING PROCEEDINGS

            On August 11, 1999, one of the Company's subsidiaries, Newpark-Brady, received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code Section 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

            On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. The internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

            RESULTS OF OPERATIONS

            Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.

            Revenues decreased 22% to $19.8 million in the 1999 period, compared with $25.5 million in the 1998 period, primarily due to poor market conditions in all sectors served by the Company. The decline in oilfield related work has been the result of a reduction in the capital budgets of drilling rig contractors and offshore support vessel operators due to the low prices of oil during 1998 continuing through early 1999. The decline in barge repair work was due to a combination of reduced maintenance spending stemming from a weaker market for commodities transportation and deferred maintenance spending arising out of the market consolidation of barge operators. Additionally, declines during 1998 and early 1999 in the prices of oil and natural gas had a negative impact on barge operators and their capital budgets. As a result of difficult market conditions, billable labor hours related to repair work were down significantly.

            Cost of revenue as a percentage of total revenues was 86% in the 1999 period compared to 68% in the 1998 period. The cost of revenue percentage increased primarily due to the change in the mix of work.

            Gross profit decreased 66% to $2.8 million in the 1999 period from $8.2 million in the 1998 period. The gross profit margin decreased to 14% in the 1999 period from 32% in the 1998 period, due in part to the increase in lower margin new construction revenue, the decrease in higher margin inland boat and barge repair revenue and the decrease in higher margin oilfield related repair and conversion work as percentages of total revenues. The declines in revenue were combined with substantial margin pressure in all market sectors served. Additionally, the Company performed work at lower rates in order to maintain certain volume levels and retain its work force.

            General and administrative expenses increased 25% to $5.6 million in the 1999 period from $4.5 million in the 1998 period. General and administrative expenses as a percentage of revenues for the 1999 period represented 28% of total revenues, as compared to 18% for the 1998 period. The increase in general and administrative expenses was due to increased staffing at start-up facilities and at the corporate organization level, legal expenses for the ongoing environmental investigations, and expenses related to development of the Company's strategy for future expansion. During the current period the Company incurred costs of approximately $380,000 related to acquisition and equity offering efforts, and wrote-off approximately $310,000 related to the cancellation of the purchase of certain equipment.

            Net interest expense increased to $2.6 million in the 1999 period from $2.4 million in the 1998 period primarily due to additional interest expense related to financed equipment purchases at one of the Company's facilities, and a decrease in self-constructed assets, resulting in less capitalized interest.

            The decrease in income tax expense from approximately $508,000 in the 1998 period to a net income tax benefit of $1.9 million in the 1999 period is directly attributable to the decrease in income before income taxes.

            Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

            Revenues increased 2% to $63.8 million in the 1999 period, compared with $62.6 million in the 1998 period. The 1998 period included only eight months of revenue generation by the Pasadena and West Pelican Island facilities acquired on February 2, 1998, and four and one-half months of revenue generation by the Galveston Island facility acquired on May 15, 1998. Though revenues in total increased marginally, revenues for the period were adversely affected by the general decline in market conditions in all sectors served by the Company. As a result of poor market conditions, billable labor hours related to repair work were down significantly. Despite poor market conditions, revenue from the Company's new construction activities increased 51% to $14.4 million.

            Cost of revenue as a percentage of total revenues was 82% in the 1999 period compared to 66% in the 1998 period. The cost of revenue percentage increased primarily due to the change in the mix of work.

            Gross profit decreased 46% to $11.6 million in the 1999 period from $21.4 million in the 1998 period. The gross profit margin decreased to 18% in the 1999 period from 34% in the 1998 period, due in part to the increase in lower margin new construction revenue, the decrease in higher margin inland boat and barge repair revenue, and the decrease in higher margin oilfield related repair and conversion work as percentages of total revenues. The declines in revenue were combined with substantial margin pressure in all market sectors served. Additionally, the Company performed work at lower rates in order to maintain certain volume levels and retain its work force. During the first quarter of 1999, disruptions caused by an initiative to upgrade production and control systems at the recently acquired Galveston Island facility had a negative impact of approximately $500,000 on the gross profit margin.

            General and administrative expenses increased 32% to $15.7 million in the 1999 period from $11.9 million in the 1998 period. General and administrative expenses as a percentage of revenues for the 1999 period represented 25% of total revenues, as compared to 19% for the 1998 period. The increase in general and administrative expenses was due to the following: the increased staffing at start-up facilities and at the corporate organization level, expenses related to workforce development and training, legal expenses for the on-going environmental investigations, and expenses related to development of the Company's strategy for future expansion. During the 1999 period the Company recorded an impairment loss of approximately $325,000 related to a specialized piece of equipment that is not in use, incurred costs of approximately $640,000 related to acquisition and equity offering efforts, and wrote-off approximately $310,000 related to the cancellation of the purchase of certain equipment.

            Net interest expense rose to $7.6 million in the 1999 period from $6.5 million in the 1998 period primarily due to the following: nine months of interest expense on the Company's $90 million 11% Senior Notes, due 2008 reflected in the 1999 period compared with only eight months interest expense on the Senior Notes in the 1998 period, additional interest expense related to financed equipment, and a decrease in self-constructed assets resulting in less capitalized interest.

            The decrease in income tax expense from approximately $1.2 million in the 1998 period to a net income tax benefit of $4.2 million in the 1999 period is directly attributable to the decrease in income before income taxes.

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

            In October 1999, the Company and four of its subsidiaries entered into a Loan and Security Agreement to obtain a $20.0 million credit facility. The credit facility, which matures in October 2003, initially provides for a $16.0 million revolving credit facility and a $4.0 million term loan. As the term loan amortizes, the availability under the revolver portion of the facility increases. The revolving credit facility is collateralized by accounts receivable of four subsidiaries of the Company and bears interest at prime plus 0.50%. The term loan is collateralized by certain assets of two subsidiaries, bears interest at prime plus 1.00%, and requires monthly principal and interest payments amortized over a six year period, with a balloon payment due in October 2003. The Loan and Security Agreement requires the payment of certain fees during the term of the agreement and requires the Company to maintain certain cash flow levels. As of November 11, 1999, the term loan portion of the facility was fully funded.

            A subsidiary of the Company had an additional $1.75 million revolving line of credit with a financial institution secured by accounts receivable. In July 1999, the subsidiary moved this line of credit to another financial institution and increased the line of credit to $3.0 million. As of November 11, 1999, the subsidiary had no outstanding borrowings under this line of credit but would need to obtain a waiver of certain financial covenants to reinstate availability under the line of credit.

            During the first quarter of 1999, the Company financed the purchase of certain machinery and equipment totaling $929,000. The largest financing was for $860,000 which bears interest at 8% per annum with principal and interest of approximately $12,000 due monthly over a seven year period, and a final balloon payment of $86,000 due at maturity.

            Net cash provided by (used in) operating activities for the nine month periods ended September 30, 1999 and 1998 was $583,000 and ($3.5) million, respectively.

            Net cash provided by (used in) investing activities was $3.8 million and ($44.1) million for the nine month periods ended September 30, 1999 and 1998, respectively. During the 1999 period, cash provided by investing activities was generated by sales and maturities of investments which were partially offset by asset additions.

            Net cash (used in) provided by financing activities was ($91,000) and $52.1 million for the nine month periods ended September 30, 1999 and 1998, respectively.

            Management believes that with the cash generated from operations, and, if necessary, borrowings under the Company's lines of credit, or an infusion of equity, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures and working capital needs for the foreseeable future provided that market conditions stabilize or improve from current levels.

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

            Based on steps the Company has taken to address this issue, the Company does not expect the financial impact of Year 2000 date conversion to be material to its financial statements. However, the Company can give no assurance that the systems of other companies on which the Company's systems rely will be modified or otherwise addressed in a timely manner, or that any failure by another company would not have a material impact on the Company's financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is only minimally exposed to market risk which could result from adverse changes in interest rates.

            Total long-term debt at September 30, 1999 included one floating rate facility in the amount of $3.0 million. During the third quarter of 1999, the Company had maximum borrowings on this facility of $500,000. As of November 11, 1999, there were no outstanding borrowings on this facility. In the future, the Company's annual interest expense could fluctuate because the interest rate on the facility is a floating rate. Additionally, the Company's $20 million credit facility entered into in October 1999 is a floating rate facility. The Company did not have any open derivative contracts relating to its floating rate debt.

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            On August 11, 1999, one of the Company's subsidiaries, Newpark-Brady, received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code Section 26.121(a)(1) on or about July 30, 1997. Newpark-Brady is presently investigating the matter and plans to vigorously defend itself against the charge.

            On August 13, 1998, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. The internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance. The investigation did find some evidence of past instances of non-compliance with environmental laws and regulations in connection with Newpark-Brady's operation and monitoring of the facility's wastewater treatment system. A state grand jury investigation into these matters began in February 1999. In April 1999, for reasons apparently no more significant than prosecutorial availability, the investigation was transferred to the federal government. At this time, the Company cannot estimate the impact that may result from enforcement action, if any, related to the government's investigation. The Company does not believe that any aspects of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal liability.

ITEM 2-5.   NOT APPLICABLE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

                 Exhibit
                 Number       Description
                 -------      -----------

                  *10.1 Loan and Security Agreement between First Wave Marine, Inc., Newpark Shipbuilding-Galveston Island, Inc., Newpark Shipbuilding-Pelican Island, Inc., Newpark Shipbuilding-Greens Bayou, Inc. and Newpark Shipbuilding-Pasadena, Inc., as Borrowers, and Bank of America Commercial Finance Corporation, as Lender, dated October 14, 1999.

                  *10.2 Amendment No. 1 to the First Wave Marine, Inc. Amended and Restated 1997 Incentive Equity Plan.

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


                                                  FIRST WAVE MARINE, INC.



November 12, 1999                                 /s/ Frank R. Pierce
                                                  ------------------------------
                                                  Frank R. Pierce
                                                  Vice President and
                                                  Chief Financial Officer





November 12, 1999                                 /s/ Dale E. Schexnayder
                                                  ------------------------------
                                                  Dale E. Schexnayder
                                                  Corporate Controller

                               INDEX TO EXHIBITS

                 Exhibit
                 Number       Description
                 -------      -----------
                  *10.1       Loan and Security Agreement between First Wave
                              Marine, Inc., Newpark Shipbuilding-Galveston
                              Island, Inc., Newpark Shipbuilding-Pelican
                              Island, Inc., Newpark Shipbuilding-Greens Bayou,
                              Inc. and Newpark Shipbuilding-Pasadena, Inc., as
                              Borrowers, and Bank of America Commercial Finance
                              Corporation, as Lender, dated October 14, 1999.

                  *10.2       Amendment No. 1 to the First Wave Marine, Inc.
                              Amended and Restated 1997 Incentive Equity Plan.

                  *27.1       Financial Data Schedule.

                              * Filed herewith