Form 10-K
period 1999-12-31
FIRST WAVE MARINE INC
filed 2000-04-13
CIK 1047860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

         Number of shares of common stock outstanding as of March 1, 2000:
11,756,955.

================================================================================

         This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, included in this Form 10-K, and as may be made by management, orally or in writing, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including the risks specifically set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements speak only as of the date of this report, and we caution you not to place undue reliance on those statements. We believe that the expectations reflected in such forward-looking statements are reasonable, but we cannot assure you that such expectations will prove to be correct.

                                  RISK FACTORS

         An investment in First Wave involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

         We have significant indebtedness and will require substantial cash flow to meet our debt service requirements. At December 31, 1999, our total indebtedness was approximately $105 million. The high level of indebtedness will affect our future operations in several ways, including the following:

         o A substantial amount of our cash flow from operations is dedicated to the payment of interest on our indebtedness and is not available for other purposes.

         o We may be more vulnerable to general adverse economic and industry conditions than some of our competitors who have less debt, and therefore, we may be at a competitive disadvantage.

         o Covenants in our debt obligations require us to meet certain financial tests and limit our ability to borrow additional funds or to sell assets. These restrictions reduce our flexibility in planning for, and reacting to, changes in our business and our industry.

         o We may experience difficulties in obtaining additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

         Our ability to meet our debt obligations will depend on our future performance, which is subject to general economic and business factors beyond our control. To the extent that we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds of an equity offering. There is no assurance that additional indebtedness or equity financing will be available to us in the future for the refinancing or repayment of existing indebtedness, nor can we give any assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale. In addition, our debt instruments contain covenants that restrict our ability to sell assets and freely use the proceeds from sale.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

         We believe that our cash reserves, cash flows and bank line of credit should be adequate to fund our operations through the balance of the year. If our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. This financing may not be available on a timely basis, in sufficient amounts, or on terms acceptable to us. Restrictive covenants in the indenture governing our Senior Notes or in other loan documents may limit our ability to obtain additional debt financing.

         If we cannot obtain adequate funds on acceptable terms, then we may not be able to:

         o     fund our capital requirements;

         o     take advantage of strategic opportunities;

         o     develop or enhance our services; or

         o     respond to competitive pressures.

         Any of these failures could have a material adverse effect on our business, operating results and financial condition.

WE HAVE INCURRED LOSSES; WE EXPECT THE LOSSES TO CONTINUE IN THE NEAR TERM; AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

         We incurred a net loss in each quarter of 1999 and in the first and fourth quarters of 1998. We expect to continue to incur losses in 2000. If our revenue does not increase substantially, we may not be able to return to profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS IS CLOSELY RELATED TO OFFSHORE SUPPORT VESSELS AND OFFSHORE DRILLING MARKETS AND DEPENDS HEAVILY ON THE OIL AND GAS INDUSTRY.

         Repair services to offshore drilling rigs and mobile production units accounted for a significant portion of our revenues in 1999, and we expect to derive a significant portion of our revenues in 2000 from this sector. Customer demand for repair and conversion services to offshore support vessels and offshore drilling rigs depends on, among other things, the levels of activity in offshore oil and gas exploration, development and production, particularly in the Gulf of Mexico where many of the offshore drilling rigs and support vessels serviced by us operate. The level of activity in offshore oil and gas exploration, development and production is affected by factors such as:

         o     prevailing oil and gas prices;

         o     expectations about future prices;

         o     the cost of exploring for, producing and delivering oil and gas;

         o     the sale and expiration dates of available offshore leases;

         o the rate of discovery of new oil and gas reserves in offshore areas;

         o     local and international political and economic conditions;

         o     technological advances; and

         o the ability of oil and gas companies to generate or otherwise obtain funds for capital expenditures.

         We believe that the demand for offshore support vessels and offshore drilling rigs, and the repair and maintenance of such vessels, will increase. However, we cannot predict future levels of activity in offshore oil and gas exploration, development and production.

OUR PROFITABILITY DEPENDS UPON OUR ABILITY TO PROPERLY ESTIMATE COSTS AND BID JOBS.

         More than half of our commercial contracts are currently performed on a fixed-priced basis, which requires us to absorb any cost overruns relating to the contract. We try to estimate possible increases in labor and material costs and include the estimated increases in our original fixed-price bid. However, we may not be able to accurately estimate such increases, as we are not able to predict certain changes in job conditions and variations in labor and material costs over the term of the contract. Therefore, the revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts. These variations and the risks generally inherent in the shipbuilding and repair industry may result in our gross profits being different from original estimates and may result in reduced profitability or losses on projects. Depending on the size of the project, these variations from estimated contract performance could have a significant effect on our operating results within any given period.

         In addition, our contract revenues related to fixed-priced contracts are recognized on a percentage of completion basis. Accordingly, revenue and cost estimates are reviewed periodically as the work progresses. Adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. To the extent that these adjustments result in a loss or a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material and have a material adverse effect on the Company's financial statements.

WE MAY NOT BE ABLE TO HIRE TRAINED SHIPYARD WORKERS.

         Shipyards located in certain areas of the U.S. Gulf Coast have in the past experienced shortages of skilled shipyard labor. These labor shortages occurred as a result of increases in demand for shipyard services, offshore drilling activities, the construction of offshore facilities and offshore field service personnel. The labor shortages have resulted in increased costs of labor and limitations on production capacity for certain shipyards. Although there have been no labor shortages in 1999 and the earlier shortages did not materially impact us, we may experience shortages at our shipyards in the future. Labor shortages could increase our cost of labor, limit our production capacity, and have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS DEPENDS UPON A FEW SIGNIFICANT CUSTOMERS.

         Due to recent consolidation of the inland barge industry, a large portion of our revenue has been generated by a relatively small number of customers, although not necessarily the same customers from year to year. During 1999, Canal Barge Company accounted for 13.5% of our revenues, Diamond Offshore (U.S.A.) Inc. accounted for 10.6% of our revenues, and our five largest customers accounted for 45.9% of our revenues. Because the level of services that we may provide to any particular customer depends on that customer's needs for repairs in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, could result in a substantial loss of revenue and have a material adverse effect on our operating performance.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         The shipbuilding and repair industry is a highly competitive industry. In recent years, the U.S. shipbuilding and repair industry has been characterized generally by substantial excess capacity, which is partly due to the following factors:

         o     U.S. Navy shipbuilding spending has declined significantly.

         o U.S. shipbuilders have difficulty in competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments.

         These factors have caused competition by U.S. shipyards for domestic commercial projects to increase significantly. The increased competition has resulted in substantial downward pressure on pricing and profit margins.

         Contracts for the construction and conversion of vessels are often awarded on a competitive bid basis. A substantial portion of our repair work is awarded on a competitive bid basis. Although customers may consider the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, we believe that price is a primary factor in determining which qualified shipyard is awarded a job.

         We currently compete for a range of domestic commercial shipyard projects with approximately 10 to 20 principal U.S. shipyards, but usually with only 2 to 4 shipyards for any given job. The number and identity of competitors on particular projects vary greatly, depending on the type of service performed, the type of vessel and size of project. Additional competition, competitive bidding and downward pressures on profits and pricing margins could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS INVOLVES OPERATING HAZARDS AND RISKS OF LIABILITY.

         Our business requires us to repair, convert and construct large steel structures and operate cranes and other heavy machinery. In addition, our marine rails and drydock vessels could sink, collide with other vessels or structures, catch fire or cause other marine casualties. These and other operating hazards can cause personal injury or loss of life, as well as severe damage to or destruction of property and equipment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. In addition, our facilities could be damaged by hurricanes or flooding, due to our proximity to open water areas where hurricanes are prevalent.

COMPLIANCE WITH ENVIRONMENTAL LAWS MAY INCREASE OUR COST OF DOING BUSINESS, AND INCREASED GOVERNMENT REGULATION MAY REQUIRE US TO CHANGE THE WAY WE CONDUCT OUR BUSINESS.

         We must comply with extensive and changing federal, state and local laws (including common law) and regulations designed to protect the environment. We are occasionally involved in administrative and other proceedings under environmental laws concerning our operations and facilities. We could be liable for remediation costs or civil or criminal penalties in cases of non-compliance with environmental laws. Compliance with environmental laws increases our costs of doing business. Additionally, environmental laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental laws on our operations. There is no assurance that we will not incur material civil or criminal liability related to our operations and properties under environmental laws.

FEDERAL LAW REQUIRING CERTAIN VESSELS TO BE CONSTRUCTED AND REPAIRED ONLY IN U.S. SHIPYARDS MAY BE RESCINDED OR MODIFIED, RESULTING IN GREATER COMPETITION FROM FOREIGN SHIPYARDS WHO OPERATE WITH LOWER COSTS THAN WE CAN OPERATE.

         The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) requires all vessels engaged in coastwise trade (i.e., transporting products between U.S. ports) to be constructed and repaired in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law. Many customers elect to have vessels initially intended for international use constructed and repaired at U.S. shipyards to preserve the ability to use such vessels in the U.S. coastwise trade in the future. We believe that a substantial amount of our revenues result from the sale and repair of vessels capable of engaging in U.S. coastwise trade. In 1996, proposed legislation was introduced in Congress to change the Jones Act requirement that only U.S. constructed vessels be allowed to engage in U.S. coastwise trade. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or reduce the competitive advantages it affords to U.S. shipyards have been introduced in Congress from time to time and are expected to be introduced in the future. Although management believes it is unlikely that the Jones Act requirements will be rescinded or materially modified in the foreseeable future, there is no assurance that this will not occur. Many foreign shipyards are heavily subsidized by their governments. There is no assurance that we would be able to effectively compete with foreign shipyards if they were permitted to construct vessels for use in the U.S. coastwise trade. The repeal of the Jones Act or any amendment of the Jones Act that would eliminate or reduce the competitive advantages provided to U.S. shipyards could have a material adverse effect on our business, financial condition and results of operations.

CONTROL BY OUR EXECUTIVE OFFICERS AND DIRECTORS MAY LIMIT THE ABILITY OF STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL.

         Our executive officers and directors, in the aggregate, beneficially own approximately 92.4% of the outstanding common stock. In addition, Samuel F. Eakin, our Chairman of the Board and Chief Executive Officer beneficially owns approximately 55.3% of the outstanding common stock. Consequently, these persons, if they were to act together, would have the ability to:

         o     exercise control over our affairs;

         o elect all directors in the class standing for election in any given year; and

         o control the disposition of any matter submitted to a vote of stockholders.

         This concentration of ownership may also have the effect of delaying or preventing a change of control, which could result in a lower stock price.

CERTAIN PROVISIONS IN OUR CORPORATE DOCUMENTS AND IN DELAWARE LAW MAY DISCOURAGE A TAKEOVER.

         Our corporate documents and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Specifically, our corporate documents:

         o     authorize the issuance of "blank check" preferred stock;

         o divide our board of directors into three classes, the members of which serve for three-year terms;

         o establish advance notice requirements for director nominations and stockholder proposals to be considered at annual meetings;

         o     prohibit stockholder action by written consent; and

         o prohibit stockholders from calling a special meeting of stockholders.

        In addition, Delaware law restricts certain mergers and other business combinations between us and any holder of 15% or more of our common stock. These and other provisions might hinder, delay or prevent a change in control of us or of our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

THERE MAY NOT BE A LIQUID MARKET FOR OUR SECURITIES, AND INVESTORS MAY NOT BE ABLE TO RECOUP THEIR INVESTMENT.

         The Senior Notes may be resold or otherwise transferred by the holders (who are not our affiliates) without further compliance with the registration requirements under the Securities Act. However, the Senior Notes are not listed on a national securities exchange or quoted on an automated dealer quotation system. Although certain securities dealers currently make a market in the Senior Notes, they are not obligated to do so, and any such market-making may be discontinued at any time without notice. The liquidity of any market for the Senior Notes depends upon the number of holders, the interest of securities dealers in making a market, and other factors. Accordingly, there can be no assurance as to the maintenance or liquidity of any market for the Senior Notes. If an active trading market for the Senior Notes is not maintained, the market price and liquidity of the Senior Notes may be adversely affected. If the Senior Notes are traded, they may trade at a discount from their face value, depending upon prevailing interest rates, the market for similar securities, our performance and certain other factors. Notwithstanding the registration of the Senior Notes, holders who are "affiliates" (as defined under Rule 405 of the Securities Act) of First Wave may publicly offer for sale or resell the Senior Notes only in compliance with provisions of Rule 144 under the Securities Act. Additionally, there is no public market for our common stock.


PART I

ITEMS 1 - 2.      BUSINESS AND PROPERTIES

                                   THE COMPANY

         First Wave Marine, Inc. ("First Wave" or the "Company") is a leading provider of shipyard services to the inland and offshore barge and boat, offshore support vessel and offshore drilling industries. The Company offers a full range of repair, conversion, new construction and related environmental services. The Company is the largest shipyard operator in the Houston-Galveston area with six major shipyard facilities.

         The Company was incorporated in Delaware in September 1997. The Company's predecessor, a Texas corporation, merged into the Company on September 30, 1997. The Company's principal executive offices are located at 2102 Broadway, Houston, Texas 77012, and its telephone number is (713) 847-4600.

         Since it acquired its first facility in December 1993, First Wave has significantly expanded its operations. The Company's success has been the product of a focused strategy to build a high quality, dedicated workforce, provide a high level of customer service, diversify the markets it serves and optimize the mix of its services to maximize capacity and utilization.

BACKGROUND

         Brady Island. The Company's Brady Island facility was originally acquired through a 1993 lease of the facilities and equipment from Newpark Resources, Inc., an unrelated corporation. In August 1996, the Company purchased the Brady Island leased assets from Newpark Resources. The Brady Island shipyard provides repair, conversions, new construction and related environmental services for the inland and offshore barge and boat markets, as well as conversions and repairs for the offshore support vessel industry. Additionally, the Brady Island shipyard, provides non-hazardous wastewater treatment on a fee basis. The Brady Island facility provides accounting, training, sales, estimating, risk management and general administrative functions to the Greens Bayou and Pasadena shipyards. The interchangeability of the labor force among the Company's facilities, as well as the ability of the Greens Bayou and Pasadena barge customers to use Brady Island's environmental services, has resulted in economic benefits for the Company and its customers.

         Greens Bayou. In August 1997, the Company acquired the Greens Bayou facility through a capital lease of certain repair and new construction assets of Platzer Shipyard, Inc., a subsidiary of Trinity Industries, Inc. This facility is specifically designed to service the barge industry with eight haul-up facilities, including a major seven position rail transfer system. The Company believes it efficiently operates this Houston area shipyard by using the Brady Island facility to provide most of its administrative services.

         Pasadena and West Pelican Island Facilities. In February 1998, the Company acquired all of the outstanding capital stock of John Bludworth Marine, Inc. The acquisition provided the Company with the Newpark Shipbuilding--Pasadena facility in Pasadena, Texas, which is near the Company's other Houston shipyards, and the West Pelican Island facility which is adjacent to the Company's East Pelican Island facility in Galveston, Texas. Newpark Shipbuilding-Pasadena is an established regional shipbuilder focusing on inland barge repair and inland boat construction and repair, as well as offshore support vessel repair. To increase efficiencies, the Company operates this Houston area shipyard by using the Brady Island facility to provide most of its administrative services. As part of this acquisition, the Company gained significant drydock capacity within its area of operation and diversified its mix of services to include expanded capabilities in the inland boat and offshore support vessel segment of the marine industry. The West Pelican Island facility now forms part of the Company's Galveston operations. The West Pelican Island facility uses the East Pelican Island facility to provide most of its administrative services, making it an efficient low cost operation. The West Pelican facility has over two acres of covered fabrication area enabling the Company to provide 24-hour all weather shipyard and fabrication services.

         East Pelican Island Facility. After acquiring PMB Engineering Inc.'s lease of the 110-acre East Pelican Island facility in Galveston, Texas, the Company signed an amendment to such lease with Galveston Wharves, providing for, among other things, a term of 15 years with 28 three-year options (for up to 99 years) at an annual rate of $700,000, subject to adjustment. Effective November 1, 1999, the annual rate was adjusted to $719,000 through October 31, 2000. Thereafter, the rate will again be subject to a cost of living adjustment. Pursuant to the terms of the amended lease, the Company committed to make $20 million in capital improvements and equipment at the East Pelican Island shipyard over a three year period. The Company has satisfied this commitment with approximately $23 million for capital improvements and equipment expended in 1998 and $3.8 million expended in 1999. The capital investment included the construction and commissioning of a drydock with approximately 9,500 tons of lifting capacity, the addition of substantial crane capacity, extensive refurbishment to the existing piers and bulkheads, dredging to increase water depth and the addition of other infrastructures and support facilities. This facility provides accounting, human resources, training, sales estimating, risk management and other general administrative functions to the nearby West Pelican Island facility and the Galveston Island facility. The East Pelican Island facility currently provides repair and conversion services to offshore drilling equipment, including jack-ups, semi-submersible drilling rigs, drillships, exploration, vessels, offshore support vessels, offshore barges and small commercial ships. Upon completion of certain additional capital improvements to the East Pelican Island shipyard, the Company intends to offer drydocking services for larger commercial ships.

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

                                INDUSTRY OVERVIEW

         The Company's business is impacted by fundamentals and trends specific to the inland and ocean-going transportation market and the offshore drilling industry. At present, the Company's revenues are divided among the U.S. inland marine transportation markets, the ocean-going transportation markets and the offshore energy services markets. The offshore energy service market which is comprised of the offshore drilling rig market and the offshore support vessel market is primarily dependent upon the demand for offshore drilling and related services in the Gulf of Mexico which has experienced a very low level of in activity during the last 12 to 18 months. The Company anticipates the inland transportation markets, the ocean-going transportation market as well as the offshore energy services markets will improve in 2000. Detailed descriptions of industry fundamentals and trends influencing these markets are summarized below.

INLAND AND OCEAN-GOING TRANSPORTATION MARKET

         Inland Barges. Tank barges, hopper barges and deck barges transport a wide range of commodities including petroleum, petrochemicals, fuels, construction materials and other bulk products. The Company provides shipyard services primarily to the tank barge segment of this market. Domestic production of petrochemicals has continued to increase annually, which increase is attributable to growth in the economy, continued growth of the United States population and the continued substitution of plastics and synthetics in a wide variety of products. Texas and Louisiana currently account for approximately 80% of the total United States production of petrochemicals. This strong petrochemical presence in the Texas - Louisiana area provides the Company with a large and stable market for tank barge services.

         Based on industry sources, the Company estimates that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 (1,600 of which were double skinned barges) to approximately 2,900 in 1998; (2,436 of which were double skinned barges). The Company believes this decrease primarily resulted from: (i) increasing ages of the domestic tank barge fleet resulting in scrapping; (ii) rates inadequate to justify new construction; (iii) a reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; (iv) trends toward fewer captive fleets, (v) more stringent operating standards to adequately cope with safety and environmental risks; and (vi) an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleet.

         The U.S. Maritime Administration ("MARAD") has estimated that approximately 25% of the current domestic tank barge fleet between 10,000 and 30,000 barrels in capacity is more than 25 years old and more than 8% is at least 30 years old. Due to the average age of the fleet and the consolidation of the barge transportation industry by well capitalized towing companies, demand for tank barge repair and deck barge repair has been steady over the past few years and is expected to remain relatively the same in the near future. Although well-maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual U.S. Coast Guard certificates, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs.

         Towboats and Tug Boats. Towboats or "pushboats" are vessels used on rivers and intracoastal waterways to push barges. Barge transportation companies own and operate the majority of the towboat fleet used for this purpose, and much of the independent fleet of towboats is under contract to these towing companies. These towboats typically transport multiple barges. Because towboats and barges provide transportation for a wide variety of commodities, the Company believes this segment is less dependent on fluctuations in the price of oil. Tug boats are typically used to guide ships through a ship channel or other narrow, heavily trafficked waterway to their destination and assist in the docking at ports. The demand for repair services for these boats is relatively stable as the Port of Houston is one of the busiest ports in the United States and a major hub in the inland transportation segment.

         Ocean Barges and Integrated Tug-Barges (ITB). Ocean barges and integrated tug barges are much larger than inland barges and are built to more rigorous specifications. Consequently, they cost much more to build than inland barges. Most of the existing U.S. fleet of ocean barges is single-hulled. The Oil Pollution Act of 1990 ("OPA '90") mandates that all tank barges over 5000 gross tons be double-hulled by 2010. Given the size of the fleet, the small number of conversions done to date by shipyards, and the lead times for conversion work, this market is expected to become increasingly active in the near future. The Company successfully performed one of the first such conversions on an ocean-going barge. As an alternative to these conversions, barge owners may also consider the feasibility of building new and improved ocean-barge to replace the aging single hull fleet.

         Commercial Ships. Commercial ships include freighters, tankers, car carriers, and passenger vessels. In 1999 commercial ships made approximately 6,800 calls to the Port of Houston. Based on industry statistics, the Company believes commercial shipping is affected more by global economies than the price of oil and gas, as these vessels transport a wide variety of commodities. Other factors influencing the potential volume of commercial ship repair services are:
(i) annual growth in the volume of trade and shipping traffic; (ii) certain reductions in subsidies to overseas shipyards which may make prices at U.S. shipyards more attractive to foreign owners; (iii) the lack of a substantial ship repair presence in the western Gulf of Mexico; (iv) the aging U.S. Jones Act fleet which is in need of repair; and (v) the Company's proximity to the Port of Houston which ranks first in the United States for foreign tonnage and second in total tonnage. Demand for ship repair services has been impacted by the slowdown in Asian and South American economies. The Company expects the demand should continue to grow as these economies recover.

         Specialty Vessels. Specialty vessels like power barges, crane barges and dredges form an important market niche for repair and new construction. This market is growing due to a strong economy and an aging fleet. The Company has previously successfully built and delivered a power barge hull. These vessels are typically larger and more complex than inland barges and cost more to build and outfit

         Government-owned Vessels. Repair and new construction of Government-owned vessels is another specialized market. Due to an aging fleet, the Company believes there is significant demand for repair services to these vessels. The Company has experience in providing repair services to federal and state owned vessels.

OFFSHORE ENERGY SERVICES

         Offshore Drilling Rigs and Drill Ships. The offshore drilling industry experienced a significant decline in activity during the last twelve to eighteen months. This decline follows two years of high activity during which oil and gas companies increased their exploration and production budgets in response to increasing demand and stronger oil and gas prices. The first half of 1998 reflected this increased demand with offshore drilling rig capacity in the Gulf of Mexico at or near full utilization. During the second half of 1998 and early 1999, oil prices declined. This resulted in reduced demand for drilling rigs worldwide substantially. Utilization rates for semisubmersibles and jackups were 75 and 76 percent in 1999, respectively, compared to 97 and 94 percent, respectively, in 1998. The Company experienced reduced opportunities at its East Pelican Island facility in 1999 as a result of reduced spending by offshore energy contractors. The Company is not able to predict when and to what extent the level of oil field activity will recover, but expects that as oil prices recover and exploration activity increases, drilling contractors should increase their expenditures for maintenance and conversions.

         Offshore Support Vessels. The primary role of offshore support vessels ("OSVs") is to deliver equipment, personnel and supplies to offshore drilling rigs and production facilities. In recent years, a few offshore support vessel operators have significantly consolidated the offshore support vessel market.

         Although there has been recent construction of new offshore support vessels, a majority of the support vessels currently in service in the Gulf of Mexico are 16 or more years old and a majority of the remainder are between 11 and 16 years old. As these vessels age, maintenance and repair costs increase.

         During 1999, offshore support vessel day rates declined dramatically. From November 1998 to October 1999, average day rates for vessels up to 200 feet and vessels over 200 feet dropped by 39 percent and 24 percent, respectively. Day rates are expected to improve in 2000 as increased drilling rig activity creates more demand for OSV services. In turn, operators should be increasingly able to justify the shipyard costs associated with returning vessels to service from "cold stack" status. The economics for vessel conversion projects should also improve.

         While the operating fleet still must pass U.S. Coast Guard inspections every two years which generally require shipyard services, the Company does not expect to see significant improvement in this market until day rates for offshore support vessels improve. At that time, a significant portion of the currently stacked vessels should require shipyard service.

         FPSO (Floating, Production Storage, and Offloading) Vessel Conversions. When oil prices recover and deep water drilling and production moves away from established infrastructure, the Company believes the use of FPSOs should increase. Ships are sometimes converted to FPSOs at a lower cost than new construction. FPSOs are not currently allowed in the Gulf of Mexico, but it is expected that the U.S. Minerals Management Service will approve the U.S. Gulf utilization of FPSOs within the next two years.

                                    SERVICES

         The Company earns approximately 72% of its revenues from repair and maintenance services to inland barges, boats, ocean barges, integrated tug-barges, commercial ships, specialty vessels, offshore drilling rigs, offshore support vessels and liftboats. The balance of its revenues are earned from new construction, conversions and environmental services.

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

         Boats. The Company offers a comprehensive range of services to the boat repair market, from minor hull repairs to engine and propulsion system replacement. Boat repair work requires a high level of precision and expertise in machinery and equipment repairs. Frequent unscheduled repairs requiring fast turnarounds characterize this segment.

         Ocean barges and Integrated Tug-Barges (ITBs). Ocean barges and ITBs are subject to drydock inspections every five years as well as annual inspections for which drydocking is not required. These vessels are subjected to a higher standard of maintenance than inland barges. Additionally, salt water operation requires more frequent hull coating than fresh water vessels. During the course of these mandated inspections, the Company's customers often discover the need for additional repairs. Because ocean barges and ITBs are larger and more complex than inland barges, repair costs tend to be higher. Due to high day rates for these vessels, fast turnarounds are a key success factor in this segment. OPA `90 regulations mandate that tank vessels be double-hulled over the next fifteen years, the exact date dependent upon the size and age of the vessel. Most ocean barges and ITBs must be double-hulled by 2010. Since most existing ocean barges are single hulled, the Company believes that conversions to double hull in this market segment may become increasingly active. Conversion of these single hull vessels is complex, expensive, and can require long lead times. The Company has performed one of the first such double-hull conversions in 1995.

         Commercial Ships. The Company offers topside repair services for commercial ships and drydock services for small ships. Typical topside work includes structural repairs, outfitting repairs, and repairs to machinery and equipment. Drydock repairs include hull steel replacement, propeller and thruster repairs and vessel coating. Since the loss of revenue to a commercial ship during a shipyard visit can be significant, these vessels typically come into a shipyard only for major repairs, emergency repairs or mandatory maintenance. At this time, minor repairs are also performed. In this sector, ship owners place a high priority on fast turnaround as well as high-quality work. The Company is continuing to pursue a strategy to provide drydocking services for large ships in Galveston.

         Specialty Vessels. The Company provides a full range of repair and maintenance services to a variety of specialty vessels such as crane barges and dredges. Typical topside work includes minor structural repairs, outfitting repairs and repairs to machinery and equipment. Drydock repairs include hull steel replacement, equipment/machinery replacement and vessel coating.

         Government-Owned Vessels. The Company provides repair and maintenance services for State-owned ferries, and other government owned vessels. Repair services to Government-owned ferries are sometimes provided under multi-year contracts. Many of the vessels in this sector demand a high level of quality and craftsmanship as these vessels must be maintained to a high regulatory standard. Typical topside work includes minor structural repairs, outfitting repairs and machinery and equipment repairs. Drydock repairs include hull steel replacement, engine replacement, propeller repairs or vessel coating.

         Offshore Drilling Rigs and Drillships. The Company performs repairs for offshore drilling rigs and drillships at its East Pelican Island facility. The Company also performs on-board repair services, which involve transporting workers, materials and equipment to a vessel located away from a shipyard or other infrastructure. These are highly complex vessels that operate in remote areas. Consequently, drilling vessels typically come into a shipyard only for major repairs, emergency repairs, or mandatory maintenance. The Company's services include repairs and maintenance to the vessel hull, on-board equipment and various systems, as well as upgrading and repowering to improve vessel performance or capability. Shipyard location in proximity to the rig's operating area is important to the drilling contractor so the cost of transit time is reduced and lost revenue is minimized. Other key success factors in rig and drillship repair include unrestricted access to the shipyard, ample water depth, complete dock-side facilities, sufficient craneage and experience in managing large-scale projects.

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

NEW CONSTRUCTION

         Inland barges. During 1999, the Company earned approximately 23.3% of its current revenues from barge new construction. Historically, the Company's new construction activities have been primarily for inland tank and deck barges. New construction is performed under fixed-price contracts, with prices depending on the size and type of barge. The acquisition of the Greens Bayou facility in August 1997, the West Pelican Island facility in February 1998 and the Galveston Island facility in May 1998 provided the Company the capacity to build up to 40 barges per year depending on the mix of barge types.

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

         Offshore Support Vessels. As oil and gas operations move to deeper waters, demand for a larger class of offshore support vessels has grown. In response, over the last two years owners of offshore support vessel fleets have built new vessels or have converted existing vessels in their fleet into vessels capable of operating further offshore. This trend resulted in an increase in conversion projects for the Company during 1996, 1997 and the first half of 1998. No OSV conversions were performed in 1999. These conversions typically consist of lengthening the vessels and installing liquid mud tanks, dynamic positioning and other specialized features. The Company has also widened offshore support vessels to significantly increase their deck and cargo capacity.

         FPSO Vessel Conversion. Floating Production, Storage and Offloading vessels are used for petroleum production operations in remote areas with no existing infrastructure. FPSOs, although not currently allowed to operate in the U.S. Gulf of Mexico, remain onsite and are periodically lightered by shuttle tankers. Certain tankers can be converted to FPSO use at a much lower cost than new construction. An FPSO conversion was performed successfully at the East Pelican Island facility before its acquisition by the Company.

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

         Environmental Services - Wastewater Treatment Services. The Company provides non-hazardous wastewater treatment services on a fee basis. The Company has a two million gallon wastewater storage tank, completed in January 1998. In an average job, a tank truck arriving at the facility pumps out approximately 5,000 gallons of wastewater into the Company's tanks after being tested. The non-hazardous wastewater is then treated at the Company's bio-treatment plant and disposed of in accordance with all applicable regulations.

                               SHIPYARD PROPERTIES

         The Company currently operates the following six shipyard facilities:

         Brady Island. The Brady Island shipyard was originally acquired in December 1993 and is located on the Houston Ship Channel on approximately 23 acres. The shipyard has the capability to handle the repair, construction and related environmental services for both offshore and inland vessels. It provides repair and conversion services for offshore support vessels and offers repair, conversion and new construction services for offshore and inland barges and boats. In addition to the traditional shipyard assets described below, the Brady Island facility has a high capacity bio-treatment plant, state-of-the-art vapor control equipment and a two million gallon wastewater storage tank. The shipyard has six haul-up facilities that include three dry docks, two marine rails and one transfer system from drydock to rail. The drydock lifting capacities range from 800 to 3,200 tons. Over 2,200 feet of pier space is available for topside and outfitting repairs. The facility's equipment consists of three crawler cranes, two tower cranes and one cherry picker. The fabrication facility has over 13,000 square feet under roof, which enables the Company to provide all-weather, 24-hour fabrication services for new construction and repair work. Two 20 ton overhead cranes service the fabrication shop.

         Pasadena. The Pasadena facility is conveniently located on the Houston Ship Channel in Pasadena, Texas on approximately 63 acres. The shipyard performs repair services for offshore support vessels, inland and offshore barges, inland and offshore boats, and small ships. The shipyard has five dry-docks, with lifting capacities ranging from 600 to 3,000 tons. Over 2,500 feet of pier space is available for top-side and outfitting repairs. The facility's equipment consists of six mobile cranes, with lifting capacities ranging from 19 to 85 tons.

         Greens Bayou. The Greens Bayou shipyard was acquired, through a capital lease, on August 11, 1997. The shipyard is located near Houston, Texas on approximately 25 acres, near the Houston Ship Channel and the Company's Brady Island facility. The shipyard performs repair, conversion and new construction services for barges. The shipyard has eight haul-up facilities, which includes a single rail and the main rails with seven transfer positions. The barge lifting capacities range from 800 to 1,200 tons. Over 1,400 feet of pier space is available for top-side and outfitting repairs. The facility's equipment consists of two crawler cranes, two tower cranes and two cherry pickers. The fabrication facility has over 50,000 square feet under roof, which enables the Company to provide all-weather, 24-hour fabrication services for new construction and repair work. Seven overhead cranes ranging from 10 to 40 tons service the fabrication shops. The fabrication equipment includes an NC plate cutting machine, a 750 ton press brake, angle rolls and several semi-automatic welders.

         East Pelican Island. The Company acquired the East Pelican Island shipyard through an assignment of the PMB Engineering, Inc. lease with Galveston Wharves. Galveston Wharves has amended the PMB Engineering, Inc. lease, extending the possible eight years remaining on such term of the lease to a lease with a potential 99-year term, among other things. This facility can serve most classes of offshore drilling rigs, offshore support vessels, offshore barges and small and large ships. Located in Galveston, Texas on approximately 110 acres, this facility is located on the Galveston Ship channel and offers excellent accessibility to all types of vessels from the Gulf of Mexico and beyond. With a 9,500 ton drydock and over 3,000 feet of full service piers, this shipyard offers turn-key services to most vessels. Available water depth at this facility ranges from 25 to 50 feet, which is ideally suited for large offshore drilling rigs and other offshore vessels, including ships. The lifting equipment consists of nine cranes ranging from 22 to 250 tons, including several mobile cranes servicing the piers and the drydock. The shipyard has over 30,000 square feet under roof, providing efficient fabrication services for repairs and conversions. A 10 ton and a 5 ton crane service the fabrication shops. Management has developed a program for the capital improvements to this shipyard. The Company committed to making $20 million in capital improvements to the facility over a three year period. Approximately $23 million was expended in 1998 and $3.8 million in 1999. The capital investment included the construction and commissioning of a drydock with approximately 9,500 tons of lifting capacity, and extensive refurbishments to the existing piers. Extensive repairs were also made to the existing bulkheads. Additionally, the Company began initial stages of construction of a new slip and bulkhead, that will ultimately accommodate additional drydocks. Dredging was performed in all of the slips and wet berths to provide the required water depth for the offshore rigs, vessels and ships. Utility services were installed to provide full service at several locations in the assembly area and on the piers. A portion of the capital investment was applied towards the purchase of equipment such as mobile and gantry cranes, rolling stock, production equipment and tools.

         West Pelican Island. This shipyard is located on Pelican Island in Galveston, Texas on approximately 23 acres. Located on the Galveston Ship Channel, this facility offers easy accessibility from the Gulf of Mexico and beyond. The renovated fabrication facility has over two acres under roof, which enables the Company to provide all-weather, 24-hour service for fabrication, assembly conversions and new construction. The plate and pipe shops are serviced by two 30 ton and two 5 ton overhead cranes. Two 250 ton overhead cranes, providing the capability to lift modules or vessels up to 500 tons, service the main fabrication shop. Part of this main fabrication shop extends over a 180 foot slip way (wet berth), providing the facility with a unique advantage of lifting and launching modules and vessels up to 500 tons. The lifting equipment outside the fabrication area consists of a 150 ton crawler crane and a 28 ton cherry picker.

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

PRINCIPAL CUSTOMERS

         Following the consolidation of the inland barge industry, a large portion of the Company's revenue has been generated by a relatively small number of customers, although not necessarily the same customers from year to year. For 1999, the Company derived 13.5% of its revenue from Canal Barge Company, 10.6% of its revenue from Diamond Offshore (U.S.A.) Inc., and 45.9% from its five largest customers. Because the level of services that the Company may provide to any particular customer depends on that customer's needs for repairs in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance.

CONTRACT PROCEDURE, STRUCTURE AND PRICING

         The Company performs its repair and conversion services, on a fixed-price basis, a unit price basis, a time and materials basis or a combination of these methods. More than half of the Company's commercial projects are currently performed on either a fixed-priced or unit price basis. The Company attempts to cover anticipated increased costs of labor and material through an estimation of such costs, which is reflected in the original price. Despite these attempts, however, the revenue, cost and gross profit realized on a fixed-price arrangement will often vary from the estimated amounts because of changes in job conditions and variations in labor and material costs over the term of the project. These variations and the risks generally inherent in the shipbuilding and repair industry may result in gross profits realized by the Company being different from those originally estimated and may result in the Company experiencing reduced profitability or losses on projects. Revenues from repair and conversion services performed under time and material and fixed-price arrangements are recognized as the services are provided. Adjustments to such revenues and costs recognized on fixed-price arrangements are made in the period in which the adjustments are determined. Depending on the size of the project, variations from estimated fixed-price arrangements could have a significant effect on the Company's operating results for any particular fiscal quarter or year.

         The Company's new construction contract revenues are recognized on a percentage of completion basis. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the income of the period when such estimates are revised. To the extent that these adjustments result in a loss or a reduction or elimination of previously reported profits with respect to a project, the Company recognizes a charge against current earnings, which could be material.

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

EMPLOYEES

         At December 31, 1999, the Company had approximately 1,100 employees. None of the Company's employees are represented by any collective bargaining unit. Management believes that the Company's relationship with its employees is excellent. The Company has not experienced any significant labor problems. Management also believes the Company should invest in its people and has implemented improvements in the work environment which benefit the employees. These improvements, as well as active communication with employees, have helped to foster a closely-knit, supportive culture at the Company.

HEALTH AND SAFETY

         The Company has one of the best safety records in its industry. For the last six consecutive years, Newpark Shipbuilding was recognized with the national safety award given annually by the Shipyard Council of America (formerly, National Shipyard Association) designating it as one of the safest shipyards in the country. Management is concerned with the safety and health of the Company's employees and maintains a safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines for compliance with all applicable state and federal safety regulations. Such laws and regulations are complex, stringent and are often changed. The Company provides training and safety education through orientations for new employees and regular employee meetings on safety and environmental compliance. The Company also has a comprehensive drug testing program. The Company's commitment to the safety of its employees supports its labor management strategy and translates into reduced costs for workers' compensation benefits.

ENVIRONMENTAL REGULATION

         GENERAL. The Company's operations are subject to a variety of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection ("Environmental Laws"). Like other members of the industry, the Company is periodically subject to governmental compliance inspections in the ordinary course of business. The Company is committed to full compliance with applicable environmental laws and has instituted an environmental compliance program to ensure such compliance on an ongoing basis. Although no assurance can be given, Management believes that the Company and its operations are in compliance in all material respects with all Environmental Laws. However, stricter interpretation and enforcement of Environmental Laws and compliance with potentially more stringent future Environmental Laws could materially and adversely affect the Company's operation. To the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the shipbuilding and repair business in general, the business and prospects of the Company could be adversely affected. With respect to air emissions, the Company anticipates that additional expenditures may be required if federal or state air emissions requirements were to be more strictly interpreted or strengthened. The Company has taken a leadership position in a shipyard industry group that has been working with the Texas Natural Resources Conservation Commission ("TNRCC") to determine additional controls that could be required on abrasive blasting particulate air emissions from shipyards. This initiative has been successful in preventing additional control requirements in the agency's implementation of "Best Available Control Technology". The Company is continuing to work with the agency to define modifications to existing regulations that will allow shipyard facilities that currently have "grandfathered" status which allows such facilities to operate without an air permit, to now obtain air permits. The Company cannot predict with certainty whether new requirements will be proposed in the future, or the extent of an effect on the Company.

         Permits. Under federal and state environmental laws, the Company's operations are subject to a variety of requirements for permits or other governmental authorizations governing emissions to air; discharges to water; dredging of waterways (for example, to maintain or improve access by vessels); generation, storage, and shipment of wastes; and other operational aspects of the business.

         Certain operational assets of the Company are subject to the terms of agreed orders negotiated with governmental agencies with enforcement authority under environmental laws. The State of Texas has allowed Newpark Shipbuilding--Pasadena, Inc. to operate under an agreed order on an interim basis pending issuance of a final permit that addresses Newpark Pasadena's change in blast medium. The State of Texas has also allowed Newpark Shipbuilding
- Galveston Island, Inc. to operate under an agreed order on an interim basis pending issuance of a final permit covering painting and abrasive blasting operations. Finally, the Board of Trustees of Galveston Wharves, the Company's lessor at the East Pelican Island facility, is also operating under an agreed order with the TNRCC with respect to the discharge from its sewage collection system and septic tank wastewater treatment plant at such facility. The Company has installed, at the East Pelican Island facility, an upgraded sewage treatment plant and has received from the TNRCC the approved wastewater discharge permit for this wastewater stream. The Company believes these actions should satisfy the issues listed in the agreed order.

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

         OPA '90. The Oil Pollution Act of 1990 ("OPA `90") and similar state laws, and regulations promulgated thereunder impose a variety of regulations on "responsible parties: related to the prevention of oil spills and liability for damages resulting from such spills in the waters of the U.S. A "responsible party" includes the owner or operator of a facility or vessel from which the spill occurs. OPA '90 assigns liability, which can be joint and several, to each responsible party for oil spill removal costs and for a variety of public and private damages from oil spills. While OPA '90 defined "oil" to include petroleum, fuel oil, sludge, oil refuse and oil mixed with other water wastes, it specifically excludes any material defined as a hazardous substance under CERCLA. Liability limits apply in some circumstances, however, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operation regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA `90 for oil spills. Management is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 which would have a material adverse impact on the Company.

         CWA. The Federal Clean Water Act ("CWA") and similar state laws regulate the discharge of pollutants into all navigable waters of the U.S. They also establish a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The Company's facilities have federal and Texas state permits that allow it to discharge non-hazardous wastewater, sanitary sewer treatment plant discharges and stormwater. Management believes that it is in compliance with the CWA and analogous state statutes and its discharge permits. The CWA also requires persons who dredge or fill wetlands in navigable waters of the U.S. to obtain a permit or meet management practice standards to qualify for an exemption from permitting requirements. The Company must obtain such a permit or qualify for an exemption if it needs to dredge or place fill material in wetlands in order to continue or modify operations at any of its facilities in the future.

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

ITEM 3.   LEGAL PROCEEDINGS

         On August 11, 1999, one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc. ("Newpark-Brady"), received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code Section 26.121(a)(1) on or about July 30, 1997. In February 2000, Newpark-Brady plead nolo contendere to a reduced charge of Texas Water Section 26.2121(g), a strict liability misdemeanor, related to sandblasting activities on July 30, 1997. Newpark-Brady paid a $10,000 fine and made a $90,000 contribution to the City of Houston Supplemental Environmental Projects Fund.

         On August 13, 1998, one of the Company's subsidiaries, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. In December, 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance or wrongdoing. In 1999, the Board adopted a Compliance and Ethics Code with a third party anonymous hotline to further strengthen the Company's legal compliance in all areas, including environmental. This Code was implemented in all facilities in February 2000.

         In March 2000, to settle all issues relating to the task force's investigation, Newpark-Brady negotiated agreements with both the Federal and State governments. Newpark-Brady agreed with the Harris County District Attorney's office to plead nolo contendere to two State Informations as follows:
(i) a misdemeanor for a permit discharge violation of the Texas Water Code based on the sampling and conduct of a Newpark-Brady employee on February 16, 1998, and (ii) a misdemeanor for failure to notify or report based on February 18, 1998 conduct of the same employee. In late March 2000, Newpark-Brady made these pleas and paid a $100,000 fine for each violation charged. Newpark-Brady further agreed with the U.S. Attorney's Office to plead guilty to a one-count federal Information. The federal Information charges a misdemeanor violation of the Clean Water Act citing Newpark's negligent failure to take samples that were representative of the volume and nature of discharges from its wastewater treatment plant. The federal plea was also entered in late March 2000; in connection therewith, Newpark-Brady paid a $25,000 fine. In addition,

Newpark-Brady separately agreed to contribute over a period of approximately eighteen months, $550,000 to the Galveston Bay Foundation and $425,000 to the Coastal Conservation Association of Texas to be used in projects benefiting the local environment.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on October 5, 1999, at which the stockholders of the Company voted on the election of two Class II Directors of the Company. At the meeting, Frank W. Eakin and David B. Ammons each received 11,545,320 votes in favor of their election as Class II Directors, representing more than the plurality of shares present at the meeting required to elect Class II Directors. No votes were withheld. Directors whose term of office continued were Samuel F. Eakin, Paul E. O'Neill, III and James D. Cole.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

         There is no established public trading market for the Company's common stock. As of March 1, 2000, the Company had 11,756,955 shares outstanding which was held of record by 27 stockholders. The Company has not paid any dividends on the First Wave common stock and anticipates that for the foreseeable future, any earnings will be retained for the development of the Company's business. Furthermore, pursuant to the terms of the indenture under which the Senior
Notes (as hereinafter defined) are issued, the Company may be restricted from declaring or paying dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected financial data (in thousands, except per share data) for the dates and periods indicated. The selected financial data have been derived from audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this report.


                                                         1999            1998          1997           1996         1995
                                                       ---------      ---------      ---------     ---------     ---------
OPERATING DATA:
  Revenues:
     Repair and upgrades                               $  63,129      $  63,587      $  28,331     $  20,997     $  15,392
     New construction                                     20,425         13,206          1,002         2,841         3,321
     Environmental services                                4,076          5,229          5,283         4,119         3,287
                                                       ---------      ---------      ---------     ---------     ---------
         Total revenues                                   87,630         82,022         34,616        27,957        22,000
     Cost of revenues                                     79,786         63,285         22,975        20,719        18,790
                                                       ---------      ---------      ---------     ---------     ---------
         Gross profit                                      7,844         18,737         11,641         7,238         3,210
     General and administrative                            9,634          7,685          4,414         3,533         1,876
     Environmental settlement and
       related legal expenses                              1,846            434             --            --            --
     Asset impairments                                       735            128             --            --            --
     Unusual items                                         1,762             --             --            --            --
     Interest expense - net                               10,406          8,390          1,815           829           247
     Minority interest                                        --             --            750           219            76
     Income tax expense (benefit)                         (5,272)           945          2,001         1,098           283
     Extraordinary item                                       --           (933)            --            --            --
                                                       ---------      ---------      ---------     ---------     ---------
         Net income (loss)                             $ (11,267)     $     222      $   2,661     $   1,559     $     728
                                                       =========      =========      =========     =========     =========

  Basic and diluted earnings per share:
     Income (loss) before extraordinary item           $   (0.96)     $    0.10      $    0.25     $    0.15     $    0.07
     Extraordinary item                                       --          (0.08)            --            --            --
                                                       ---------      ---------      ---------     ---------     ---------
         Net income (loss)                             $   (0.96)     $    0.02      $    0.25     $    0.15     $    0.07
                                                       =========      =========      =========     =========     =========

  Weighted-average shares:
     Basic and diluted                                    11,757         11,757         10,680        10,650        10,650
                                                       =========      =========      =========     =========     =========

AT YEAR-END DATA:
  Cash and cash equivalents                            $   8,379      $   1,654      $     378     $      --     $      66
  Total assets                                         $ 123,115      $ 128,383      $  39,546     $  24,932     $   6,794
  Long-term debt                                       $ 104,609      $  99,736      $  24,872     $  18,663     $   1,128
  Stockholders' equity (deficit)                       $  (2,991)     $   8,276      $   8,054     $   1,893     $     334

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to the Consolidated Financial Statements" included elsewhere in this report.

         The Company's business is primarily derived from providing repair and upgrade services to operators of inland and offshore marine vessels, including barges, boats, drilling rigs and commercial ships. To a lesser extent the Company engages in new construction of such inland and offshore marine vessels. The Company believes the demand for repair services is generally less cyclical than the demand for new construction and continually monitors the mix of new construction and repair services to achieve optimum results. While trends in oil and natural gas prices can affect the demand for offshore support vessels and drilling rigs, the Company believes demand should exist for repair activity even with a short-term downturn in oil and gas activity. Any prolonged depression in the number of offshore support vessels and drilling rigs in active service in the Gulf of Mexico will adversely effect the Company.

         The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. Although this business comprises a small percentage of the Company's total revenues, it generates attractive margins and enhances the Company's strategy to be the only one-stop source of all shipyard services for all segments of the inland marine and offshore markets in Texas.

         The Company currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). At December 31, 1999, the Company had approximately 1,100 employees.

RESULTS OF OPERATIONS

         Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

         Revenue for 1999 increased a modest 6.8% over 1998. However, relatively profitable barge and boat repair and OSV revenue decreased approximately 17% and 87%, respectively, and were offset by increases in less profitable barge new construction and rig repair revenue.

         Barge and boat repair activity decreased in 1999 due to reduced maintenance spending on the part of customers which stemmed primarily from a combination of a weaker market for commodities transportation and a delay of maintenance spending arising out of the market consolidation of barge operators. The customer base in this segment has experienced significant consolidation over the last three years. In the short run, customer consolidation has a negative impact on activity and this was the case in 1999 as the organizations first focus on adjusting the management of the combined entity before turning to rationalizing the combined entity's equipment. During this period, maintenance programs are delayed.

         The reduced OSV activity was the direct result of lower exploration and production activity in the Gulf of Mexico resulting from the downturn in oil prices starting early in 1998 and continuing through the first part of 1999. While the commodity price has increased significantly during 1999, the increases in exploration and production activity have been modest to date.

         Barge new construction activity increased by more than 50% with substantially all the increase attributable to the Company's Galveston Island facility which was acquired in 1998 and reached full operating levels in early 1999. The Company expects that barge new construction work will wind down in 2000. This segment of the market is becoming increasingly competitive and the Company's policy is to be highly selective in accepting work in this area. Margins in this segment are traditionally low and were lower in 1999 because the Company made a strategic decision to accept over staffing of this work in the face of downturns in other sectors in order to keep the Company's work force in tact. The Company's rig repair revenue is generated at the Pelican Island east and west facilities which were substantially in start-up mode during 1998 and early 1999.

         Gross profit decreased 58.1% to $7.8 million in the 1999 period from $18.7 million in the 1998 period. The gross profit margin decreased to 8.9% in 1999 from 22.8% in 1998 due in large part to the decrease in higher margin OSV and barge and boat repair revenue as a percentage of total revenue. Additionally, the Company elected to preserve its capabilities by maintaining its infrastructure at the Houston Operations while shifting excess labor capacity to the new construction facility in Galveston. As a result, already thin margins in the barge new construction work tightened while yard-operating costs increased as a percentage of revenue at the Houston Operations. Also the volume of work at the Pelican Island facilities increased several fold over 1998. Revenue in this rig repair sector has a higher component of material cost and subcontractor cost which results in a lower gross profit percentage.

         During 1999, the Company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all periods presented.

         General and administrative expenses increased 25.4% to $9.6 million in the 1999 period from $7.7 million in the 1998 period. General and administrative expenses as a percentage of revenue for the 1999 period represented 11.0% of total revenue as compared to 9.4% for the 1998 period. The increase was due to increased staffing at the Galveston Operations Center (Pelican Island East) a start-up facility in 1998 and at the corporate office, and expenses related to development of the Company's strategy for future expansion.

         The environmental settlement and related legal expenses of $1.8 million reflected in the 1999 period relates to the settlement and related legal expenses for environmental investigations at the Company's Brady Island facility. In March 2000, the Company reached an agreement with both the Federal and State governments to settle all outstanding issues relating to environmental compliance at the Company's Newpark Shipbuilding -- Brady Island, Inc. ("Newpark -- Brady") subsidiary. In connection with the settlement, Newpark -- Brady has made payments to the government totaling $225,000. In addition, the Company has separately agreed to contribute over a period of approximately eighteen months, $550,000 to the Galveston Bay Foundation and $425,000 to the Coastal Conservation Association of Texas to be used in projects benefiting the local environment. The cost of the settlement along with related legal fees have been reflected in the Company's 1999 results.

         During 1999, the Company recognized several unusual items which consisted primarily of approximately $740,000 related to unsuccessful acquisition and equity offering efforts, approximately $400,000 for the repair of certain equipment to be returned off of long-term lease, approximately $205,000 of postemployment benefits related to the former president, and asset write-downs of $357,000 related to the cancellation of the purchases of two pieces of equipment.

         During the 1999 period, the Company recognized asset impairments of approximately $735,000. The asset impairments included the following: (a) an impairment loss of $329,000 related to a specialized piece of equipment that is not in use, (b) an impairment loss of $218,000 related to the disposal of a dry-dock that was leased to a third-party, and (c) an impairment loss of $188,000 related to a dry-dock that was adjusted to estimated fair value.

         Net interest expense rose to $10.4 million in 1999 from $8.4 million in 1998 due primarily to only eleven months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period, and the reduction of interest income on investments during 1999.

         During 1999 the Company recorded an income tax benefit of approximately $5.3 million on net operating loss generated during the year.

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

         Gross profits increased by 61% to $18.7 million in 1998 from $11.6 million in 1997 due to the additional shipyards in operation during 1998. The gross profit margin decreased to 22.8% in 1998 from 33.6% in 1997, due in part to certain operational inefficiencies associated with the start-up nature of the East Pelican Island shipyard and Greens Bayou shipyard which affected gross profit margins, the decrease in higher margin environmental services revenue as a percentage of total revenue, the increase in lower margin new construction revenue as a percentage of total revenue, significant training expenses at all acquired facilities and a decline in higher margin OSV repair and conversion work.

         During 1999, the Company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all years presented.

         General and administrative expenses increased 74% to $7.7 million in 1998 from $4.4 million in 1997. General and administrative expenses as a percentage of revenue for 1998 represented 9.4% of total revenues, as compared to 12.8% for 1997. The decrease in general and administrative expenses as a percentage of revenue is due in part to the leveraging of overhead expense over greater revenues and approximately $430,000 in bonuses paid to three executive officers in 1998 as opposed to approximately $1.3 million in bonuses paid to three executive officers in 1997. General and administrative expenses as a percentage of revenues were negatively impacted by the full staffing and certain overhead expenses incurred at start-up operations in advance of revenue generation, as well as expenses related to development of the Company's strategy for future expansion.

         During 1998, the Company incurred approximately $434,000 of legal costs related to an environmental investigation at one of the Company's subsidiaries.

         Net interest expense rose to $8.4 million in 1998 from $1.8 million in 1997 due primarily to eleven months of interest expense on the $90 million 11% Senior Notes reflected in the 1998 period, which was partially offset by interest earned on the unused proceeds of the Senior Notes Offering.

         The elimination of minority interest in 1998 is due to all minority shareholders of Brady Island exchanging their shares for shares in First Wave effective December 31, 1997.

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

INFLATION AND CHANGING PRICES

         The Company does not believe that general price inflation has had a significant impact on the Company's results of operations during the periods presented. To the extent that the effects of inflation are not offset by improvements in construction and purchasing efficiency and labor productivity, the Company generally has been able to take such effects into account in pricing its contracts with customers. There can be no assurance, however, that inflation will not have a material effect on the Company's business in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, and make capital improvements to its facilities. Funds remaining from the Company's senior notes offering discussed below, bank financing and internally generated funds provided funding for these activities in 1999.

         The Company completed a $90 million 11% Senior Notes ("Senior Notes") offering on February 2, 1998. Proceeds from the offering were primarily used to complete two acquisitions, pay-off debt, pay the first two semi-annual interest payments on the Senior Notes, fund capital expenditures, and pay the expenses of the offering.

         Under its indenture entered into in connection with the Senior Notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable plus up to an additional $5 million. In October 1999, the Company entered into a $20 million revolving credit and term loan facility (the "Facility") that matures on October 14, 2003. The revolving portion of the Facility, initially $16 million, is secured by accounts receivable of all but one of the Company's subsidiaries. It bears interest at 0.50% per annum in excess of The Wall Street Journal prime rate. There were no advances on the revolving portion of the facility in 1999. The term portion of the Facility ("Term Loan"), $4 million (the Company has approximately $1 million of other debt), is secured by certain dry-docks and real estate. The Term Loan bears interest at 1.00% per annum in excess of The Wall Street Journal prime rate. The Term Loan requires monthly principal payments of $56,000, with the unpaid balance due at the maturity of the Facility. The Facility requires that cumulative net losses of the Company as defined in the agreement after October 1, 1999 not exceed $3.0 million. The Company is required to pay a fee of 0.25% per annum on the unused portion of the total facility, based on a minimum total loan amount of $5 million, and certain other administrative costs. In early April 2000, the Company entered into an amendment to the Facility. The amendment provided for a 200 basis point adjustment to the Facility interest rates in exchange for an increase to $4.5 million of the cumulative net loss covenant commencing
January 1, 2000. The increased interest rates will be reduced back to the original Facility rate upon the Company reporting a positive net income. The rates will adjust quarterly thereafter, remaining at the original rates for each quarter the Company reports a positive net income. The Company is presently engaged in discussions with the lender regarding additional changes to this facility to add to the revolving portion of the facility the receivables of the remaining subsidiary not originally included.

         Net cash (used in) provided by operating activities for the year ended December 31, 1999 and 1998 was $(156,000) and $1.5 million, respectively.

         Net cash provided by (used in) investing activities was $3.3 million and $(52.3) million for the year ending December 31, 1999 and 1998, respectively. During the year ending December 31, 1999, cash provided by investing activities was primarily due to sales and maturities of investments, offset by cash used to purchase property and equipment.

         The Company took aggressive measures to reduce capital requirements for 1999 due to market conditions in the oil and gas sectors. The Company currently has budgeted for 2000 approximately $5 million for planned capital projects at it facilities. The Company currently has no formal commitments for these projects.

         Management believes that with the cash generated from operations, and, if necessary, borrowings under the Company's lines of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures, working capital needs and debt service for fiscal year 2000. If capital requirements or revenue vary materially from our current expectations or if unforeseen circumstances occur, we may require additional equity sooner than we anticipated.

YEAR 2000 DISCLOSURES

         Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not have been able to properly recognize dates in the Year 2000 and beyond. This could have resulted in significant system and equipment failures. The Company completed a detailed process to identify potential Year 2000 problems and implemented solutions for all of its information technology ("IT") as well as non-IT systems. Necessary actions were taken to ensure that essential IT and Non-IT systems and services would continue to operate on and after January 1, 2000. The Company implemented changes and upgrades utilizing a combination of internal and external resources. In addition, the Company communicated with its major customers, suppliers and financial institutions to coordinate year 2000 readiness.

         Based on steps the Company took to address this issue, the financial impact of Year 2000 date conversion was not material to its financial statements. The Company did not experience any problems as a result of Year 2000 issues.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk in connection with its variable rate debt instruments. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 1999, and should be read in conjunction with Note I of the Notes to the Company's Consolidated Financial Statements. Borrowings under the Company's Revolving Credit and Term Loan Facilities bear interest at variable rates equal to the prime rate as quoted in The Wall Street Journal plus the applicable margin. Because The Wall Street Journal rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in this rate may have on the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities. Increases in the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities would result in increased interest expense and a reduction in the Company's net income and after tax cash flow. At December 31, 1999, there was approximately $3.9 million indebtedness outstanding under the term portion of the Revolving Credit and Term Loan Facilities, or approximately 4% of the Company's outstanding long-term debt obligations on that date, bearing interest at variable rates. The Company had total borrowings of only $500,000 on both of its credit facilities during 1999. The aggregate interest expense for 1999 with respect to borrowings under the Company's variable rate credit facilities was approximately $71,000, and the weighted average rate applicable to those borrowings during 1999 was 9.41%. Assuming that the weighted average interest rate was 200-basis points higher (that is 11.41% rather than 9.41%), the Company's 1999 interest expense would have been approximately $15,000 higher.

         The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of variable rate and fixed rate indebtedness. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that actions that it may take to mitigate this risk will be feasible or that if these actions are taken, that they will be effective.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Page
                                                                                    ----
           Report of Independent Certified Public Accountants                        25

           Consolidated Balance Sheets as of December 31, 1999 and 1998              26

           Consolidated Statements of Operations for the years ended
             December 31, 1999, 1998 and 1997                                        27

           Consolidated Statement of Stockholders' Equity (Deficit) for the
             years ended December 31, 1997, 1998 and 1999                            28

           Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997                                        29

           Notes to Consolidated Financial Statements                                30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Wave Marine, Inc.


We have audited the accompanying consolidated balance sheets of First Wave Marine, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of First Wave Marine, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




Grant Thornton LLP

Houston, Texas
March 24, 2000 (except for
the third paragraph of
Note I, as to which the
date is April 11, 2000)

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS



                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                             1999           1998
                                                                                          ----------     ----------
Current assets:
   Cash and cash equivalents                                                              $    8,379     $    1,654
   Investments available-for-sale                                                                 --          2,102
   Investments held-to-maturity                                                                   --          6,262
   Accounts receivable, less allowance of $160 in 1999 and $145 in 1998                       12,691         19,369
   Inventories                                                                                 1,042            857
   Costs and estimated earnings in excess of billings on uncompleted contracts                 5,096          2,615
   Prepaid expenses and other                                                                  1,112            785
   Income tax receivable                                                                       1,841            492
   Deferred income taxes                                                                         755            826
                                                                                          ----------     ----------
         Total current assets                                                                 30,916         34,962
Property and equipment, net                                                                   72,675         73,067
Financing costs, net                                                                           3,765          4,021
Goodwill and other intangibles, net                                                           14,702         15,214
Shareholder lines of credit                                                                      783            715
Deposits and other                                                                               274            404
                                                                                          ----------     ----------
                                                                                          $  123,115     $  128,383
                                                                                          ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                                                       $    4,834      $    2,944
   Accrued liabilities                                                                         8,073           6,041
   Billings in excess of costs and estimated earnings on uncompleted contracts                   235             255
   Accrued interest payable                                                                    4,611           4,125
   Current portion of long-term debt                                                             894             167
   Notes payable                                                                                 182             199
                                                                                          ----------      ----------
         Total current liabilities                                                            18,829          13,731

Long-term obligations                                                                          7,205           3,042
Subordinated debt                                                                              6,328           6,328
Senior notes                                                                                  90,000          90,000
Deferred income taxes                                                                          2,234           5,727
Other liabilities                                                                              1,510           1,279
Commitments and contingencies                                                                     --              --
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 2,000 shares authorized, no shares issued                     --              --

   Common stock, $.01 par value, 21,000 shares authorized, 11,757 shares issued and
     outstanding at December 31, 1999 and 1998                                                   118             118

   Additional paid-in capital                                                                  3,490           3,490
   Retained earnings (deficit)                                                                (6,599)          4,668
                                                                                          ----------      ----------
         Total stockholders' equity (deficit)                                                 (2,991)          8,276
                                                                                          ----------      ----------
                                                                                          $  123,115      $  128,383
                                                                                          ==========      ==========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    1999           1998             1997
                                                                 ----------      ----------      ----------
Revenues:
  Repair and upgrade                                             $   63,129      $   63,587      $   28,331
  New construction                                                   20,425          13,206           1,002
  Environmental services                                              4,076           5,229           5,283
                                                                 ----------      ----------      ----------
                                                                     87,630          82,022          34,616
Cost of revenues                                                     79,786          63,285          22,975
                                                                 ----------      ----------      ----------
  Gross profit                                                        7,844          18,737          11,641
General and administrative expenses                                   9,634           7,685           4,414
Environmental settlement and related legal expenses                   1,846             434              --
Asset impairments                                                       735             128              --
Unusual items                                                         1,762              --              --
                                                                 ----------      ----------      ----------
  Income (loss) from operations                                      (6,133)         10,490           7,227
Interest expense - net                                               10,406           8,390           1,815
Minority interest in net earnings of subsidiary                          --              --             750
                                                                 ----------      ----------      ----------
  Income (loss) before income taxes and extraordinary
     item                                                           (16,539)          2,100           4,662
Income tax expense (benefit)                                         (5,272)            945           2,001
                                                                 ----------      ----------      ----------
  Income (loss) before extraordinary item                           (11,267)          1,155           2,661
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $559                                      --            (933)             --
                                                                 ----------      ----------      ----------
  Net income (loss)                                              $  (11,267)     $      222      $    2,661
                                                                 ==========      ==========      ==========

Basic and diluted earnings (loss) per share:
  Income(loss) before extraordinary item                         $    (0.96)     $     0.10      $     0.25
  Extraordinary item                                                     --           (0.08)             --
                                                                 ----------      ----------      ----------
  Net income (loss)                                              $    (0.96)     $     0.02      $     0.25
                                                                 ==========      ==========      ==========
Weighted-average shares:
  Basic and diluted                                                  11,757          11,757          10,680
                                                                 ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                    FIRSTWAVE MARINE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                                                 Total
                                                                                                                 Stock-
                                                        Common Stock            Additional      Retained        holders'
                                                  ------------------------       Paid-in        Earnings         Equity
                                                    Shares         Amount        Capital        (Deficit)       (Deficit)
                                                  ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1996                          10,650     $        1     $       --     $    1,892      $    1,893
   Change in par value                                    --              9             --             (9)             --
   Issuance of common stock                              108             --              2             --               2
   Stock split effected in the form of a
     dividend                                             --             98             --            (98)             --
   Issuance of common stock in
     exchange for minority interest of
     subsidiary                                          999             10          3,488             --           3,498
   Net income                                             --             --             --          2,661           2,661
                                                  ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1997                          11,757            118          3,490          4,446           8,054
   Net income                                             --             --             --            222             222
                                                  ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1998                          11,757            118          3,490          4,668           8,276
   Net loss                                               --             --             --        (11,267)        (11,267)
                                                  ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1999                          11,757     $      118     $    3,490     $   (6,599)     $   (2,991)
                                                  ==========     ==========     ==========     ==========      ==========

         The accompanying notes are an integral part of this statement.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)


                                                                                                 1999          1998          1997
                                                                                               --------      --------      --------
Cash flows from operating activities:
   Net income (loss)                                                                           $(11,267)     $    222      $  2,661
     Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
     Depreciation and amortization                                                                6,444         4,209         1,521
     Accretion of discounts on investments held-to-maturity                                         (33)         (521)           --
     Minority interest on earnings                                                                   --            --           750
     Provision for doubtful accounts                                                                120           149            37
     Loss on sale of property and equipment                                                          13             4             4

     Write-off of property and equipment                                                          1,092           128            --
     Write-off of financing costs                                                                    --           469            --
     Deferred income tax provision                                                               (3,422)          315           138
Change in assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                          6,558        (7,402)       (3,378)
     Inventories                                                                                   (185)          (35)         (226)
       Costs and estimated earnings in excess of billings on uncompleted contract                (2,481)       (1,125)          332
     Prepaids and other assets                                                                     (327)          317           (58)
     Income tax receivable                                                                       (1,349)         (761)         (634)
     Deposits and other                                                                              62          (767)           22
     Due to bank                                                                                     --            --           (88)
    Accounts payable                                                                              1,890           490           457
     Accrued liabilities                                                                          2,032         1,473         2,768

       Billings in excess of costs and estimated earnings on uncompleted contract                   (20)          255            --
     Accrued interest payable                                                                       486         3,488            --
     Other liabilities                                                                              231           621           621
                                                                                               --------      --------      --------
       Net cash (used in) provided by operating activities                                         (156)        1,529         4,927
                                                                                               --------      --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment                                                         (5,273)      (25,008)       (3,256)
   Acquisition of businesses, net of cash acquired                                                   --       (19,399)           --
   Purchase of investments held-to-maturity                                                          --       (10,792)           --
   Purchase of investments available-for-sale                                                        --        (2,000)           --
   Proceeds from maturity of investments held-to-maturity                                         6,274         4,950            --
   Proceeds from sales of investments available-for-sale                                          2,123            --            --
   Proceeds from sales of property and equipment                                                    165            34            12
   Asset acquisition costs                                                                           --          (103)         (298)
                                                                                               --------      --------      --------
       Net cash provided by (used in) investing activities                                        3,289       (52,318)       (3,542)
                                                                                               --------      --------      --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                                 4,000        90,000         1,130
   Payments on long-term debt and notes payable                                                    (190)      (33,415)       (1,251)
   Net (payments) proceeds on revolving lines of credit                                              --        (1,027)           81
   Financing costs                                                                                 (218)       (3,493)         (969)
   Issuance of common stock                                                                          --            --             2
                                                                                               --------      --------      --------
       Net cash provided by (used in) financing activities                                        3,592        52,065        (1,007)
                                                                                               --------      --------      --------
Net increase in cash and cash equivalents                                                         6,725         1,276           378
Cash and cash equivalents at beginning of period                                                  1,654           378            --
                                                                                               --------      --------      --------
Cash and cash equivalents at end of period                                                     $  8,379      $  1,654      $    378
                                                                                               ========      ========      ========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS. The accompanying consolidated financial statements include the accounts of First Wave Marine, Inc. and its wholly-owned subsidiaries (the "Company"). Material intercompany balances and transactions have been eliminated in consolidation.

         The Company's business is concentrated in providing shipyard and related environmental services to the inland marine, offshore barge, commercial ship, and offshore drilling industries, and the Company customarily extends credit to such customers. The Company provides a full range of repair and construction services as well as environmental services including cleaning, degassing and wastewater disposal from its six locations along the Houston Ship Channel in Houston, Texas and in Galveston, Texas.

         The minority interest stockholders of one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc. ("Brady Island") exchanged their shares of Brady Island for shares of the Company effective December 31, 1997 (See Note C).

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of all significant financial instruments have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's receivables and payables approximate fair values at December 31, 1999 and 1998. The fair values of other significant financial instruments are disclosed in the appropriate footnotes.

         REVENUE RECOGNITION. Revenues from construction performed under fixed price contracts are recognized on the percentage-of-completion method based upon current estimates to complete such contracts, commencing where progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued which is allocable, on the basis of engineering estimates of the percentage of completion, to contract expenditures incurred and work performed, or on the basis of labor hours incurred to date to estimated total labor hours, whichever method is determined to be most appropriate by management.

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

         Included in accounts receivable are unbilled receivables in the amounts of $4,498 and $3,913 at December 31, 1999 and 1998, respectively, all of which are due within a one year period.

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

         Interest is capitalized in connection with qualifying construction projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999 and 1998, $501 and $958 of interest cost was capitalized, respectively. No interest was capitalized in 1997.

         Goodwill resulting from acquisitions is being amortized on a straight-line method over 40 years. Organizational costs are amortized on a straight-line method over a period of five years. Accumulated amortization on goodwill and other intangibles at December 31, 1999 and 1998 was $1,213 and $688, respectively.

         Financing costs are amortized over the life of the related obligation. Accumulated amortization on financing costs at December 31, 1999 and 1998 was $908 and $433, respectively.

         When events and circumstances so indicate that the net book value of a long-lived asset may not be recoverable, the asset is reviewed for impairment. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. During 1999, impairment losses of $735 were recognized. No impairment losses were recognized in 1998 or 1997.

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

         On September 30, 1997, the Company merged into and became a Delaware corporation which effectively resulted in a stock split of 1,000 for 1 and the establishment of a $.01 par value on the common stock. On November 20, 1997, the Company's common stock was split 10.65 for 1 to stockholders of record on that date, and was effected as a stock dividend. All share and per share data have been restated to give effect to the stock splits.

         RECLASSIFICATIONS. Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation. During 1999, the Company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all years presented.

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


                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
Current assets:
  Cash and cash equivalents                            $     --     $     --
  Accounts receivable                                    12,652       19,255
  Other                                                   9,931        5,647
                                                       --------     --------
                                                         22,583       24,902
Property and equipment                                   71,301       71,883
Intangible assets                                        12,443       12,895
Other                                                       149          377
                                                       --------     --------
Total assets                                           $106,476     $110,057
                                                       ========     ========

Current liabilities                                    $ 13,630     $ 10,480
Non-current liabilities                                  82,145       77,536
Stockholders' equity                                     10,701       22,041
                                                       --------     --------
Total liabilities and stockholders' equity             $106,476     $110,057
                                                       ========     ========



NOTE C - ACQUISITIONS

         On February 2, 1998, the Company completed the acquisition of all of the outstanding capital stock of John Bludworth Marine, Inc. ("Newpark Shipbuilding--Pasadena"), a company that owns and operates shipyard facilities in Pasadena, Texas and Galveston, Texas. The Company paid $15,000 in cash and issued a promissory note in the amount of $4,000. The Company used a portion of the proceeds from its $90,000 senior notes offering (discussed above) to fund the cash portion of the acquisition. The purchase price and promissory note were adjustable upward or downward based upon outstanding debt and a final calculation of earning before interest, taxes, depreciation and amortization ("EBITDA") of the acquired company. The final calculation of the applicable outstanding debt of Newpark Shipbuilding--Pasadena resulted in an increase to the purchase price of approximately $5,157. The final calculation of EBITDA resulted in an increase to the purchase price of approximately $1,480. The promissory note bore interest at 8.5% per annum and was paid in full by July 31, 1998.

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


                                                   1998         1997
                                                  -------     -------
Revenues                                          $90,004     $77,402
Income before extraordinary item                    2,082       6,191
Net income                                          1,149       1,191
Basic and diluted earnings per share:
  Before extraordinary item                       $  0.18     $  0.58
  Net income                                      $  0.10     $  0.58

         In conjunction with the Newpark Shipbuilding--Pasadena acquisition, the Company acquired assets with a fair value of $41,315 and assumed liabilities of $26,315. In conjunction with the Newpark Shipbuilding--Galveston Island acquisition, the Company acquired assets with a fair value of $5,796 and assumed liabilities of $296.

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

NOTE D - INVESTMENTS AVAILABLE-FOR-SALE

         Included in investments available-for-sale in 1998 is an investment in a mutual fund which invests in another portfolio that invests primarily in "loan interest" - portions of senior, floating-rate loans made by U.S. banks and other financial institutions to large corporate customers. The fund seeks to achieve a high level of current income while minimizing fluctuations in net asset values. The investment was sold in 1999.

NOTE E - INVESTMENTS HELD-TO-MATURITY

         As a result of the 11% Senior Notes Offering, the Company was required to deposit funds into a trust account to pay the first and second semi-annual interest payments on the notes. Two securities were purchased with maturity dates as near as possible to the interest payment dates. At maturity, the value of both securities approximated the amount of the semi-annual interest payment, which is $4,950. A Fannie Mae Discount Note which matured on July 27, 1998 was purchased for approximately $4,824 to cover the August 1, 1998 interest payment. A U.S. Treasury Bill with a maturity date of January 7, 1999 was purchased for approximately $4,718 to cover the February 1, 1999 interest payment.

         Also included in "Investments held-to-maturity" in 1998 are a certificate of deposit with a financial institution in the amount of $1,000 with a maturity date of February 4, 1999, and another certificate of deposit with another financial institution in the amount of $250 with a maturity date of February 3, 1999. The balances of both certificates of deposit exceed the FDIC insured balance limit of $100 per bank.

NOTE F - CONTRACTS IN PROGRESS

         Information regarding construction under fixed price contracts in progress as of December 31, are as follows:


                                                         1999          1998          1997
                                                       --------      --------      --------
Expenditures on uncompleted contracts                  $ 14,830      $  3,731      $  1,379
Estimated earnings                                        2,761         1,172         1,123
                                                       --------      --------      --------
                                                         17,591         4,903         2,502
Less billings applicable thereto                         12,730         2,543         1,709
                                                       --------      --------      --------
                                                       $  4,861      $  2,360      $    793
                                                       ========      ========      ========
Included in the accompanying balance sheets
  under the following captions:
  Costs and estimated earnings in excess
     of billings on uncompleted contracts              $  5,096      $  2,615      $    793
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                     (235)         (255)           --
                                                       --------      --------      --------
                                                       $  4,861      $  2,360      $    793
                                                       ========      ========      ========


NOTE G - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31 is as follows:



                                                    ESTIMATED
                                                  USEFUL LIVES
                                                    IN YEARS           1999              1998
                                                  -------------    --------------    --------------
Land                                                    --           $ 16,182          $ 15,704
Buildings                                            31-40              7,670             7,510
Transportation                                         5-7                719               581
Office furniture, fixtures and  equipment              3-5              2,377             1,258
Machinery and equipment                               5-20             38,358            38,177
Leasehold improvements                                3-15             10,800             9,056
Construction in progress                                --              7,424             6,237
                                                                     --------          --------
                                                                       83,530            78,523
Less accumulated depreciation                                         (10,855)           (5,456)
                                                                     --------          --------
                                                                     $ 72,675          $ 73,067
                                                                     ========          ========

         Included in construction in progress at December 31, 1999, are costs related to the construction of a dry-dock, and costs related to facility improvements, primarily craneage, at the Company's East Pelican Island Facility.

NOTE H - SHAREHOLDER LINES OF CREDIT

         In February 1998, the Board of Directors of the Company approved a maximum $1.0 million line of credit available to three employee director shareholders of the Company. The line of credit allows borrowings of up to $600 to one individual, and up to $200 to each of the other two individuals. Borrowings under the lines of credit bear interest at 6% per annum with interest payable annually. The principal is to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001. At December 31, 1999 and 1998, the total principal due under these lines of credit was $783 and $715, respectively.

NOTE I - LONG-TERM OBLIGATIONS AND NOTES PAYABLE

         Long-term obligations and notes payable as of December 31, consist of the following:


                                                                                       1999            1998
                                                                                    ----------      ----------
11% Senior Notes; interest due semi-annually; principal due
   at maturity in February 2008; guaranteed by all
   subsidiaries of the Company                                                       $   90,000      $   90,000
Subordinated note payable to a corporation; interest at 5%; principal and interest due September 2003, collateralized by all assets of one of the Company's subsidiaries and stock issued, and guaranteed by the
   chairman of the Company                                                                6,328           6,328
$20 million revolving credit and term loan facility
   maturing October 14, 2003                                                              3,945              --
Note payable to an affiliated corporation; unsecured; due on demand;
   interest at 7%                                                                           182             199
Note payable; interest at 8%, principal and interest payment of $13 per
   month, balloon payment of approximately $86 due October 2006                             781              --
Note payable; interest at 8%, principal and interest of $4 per month,
   balloon payment of approximately $11 due March 2002                                      112              --
Note payable; interest at 9.25%, principal and interest payment of $1
   per month, balloon payment of $36 due February 2000                                       36              --
Note payable; interest at 9.25%, principal and interest payment of $1
   per month, balloon payment of $16 due February 2000                                       16              --

Capital lease obligation                                                                  3,209           3,209
                                                                                     ----------      ----------
                                                                                        104,609          99,736
   Less current portion                                                                  (1,076)           (366)
                                                                                     ----------      ----------
                                                                                     $  103,533      $   99,370
                                                                                     ==========      ==========

         In October 1999, the Company entered into a $20 million revolving credit and term loan facility (the "Facility"). The revolving portion of the Facility, initially $16 million, is secured by accounts receivable of all but one of the Company's subsidiaries. It bears interest at 0.50% per annum in excess of The Wall Street Journal prime rate. The term portion of the Facility ("Term Loan"), initially $4 million, is secured by certain dry-docks of two of the Company's subsidiaries and certain real estate of one of the Company's subsidiaries. The Term Loan bears interest at 1.00% per annum in excess of The Wall Street Journal prime rate. The Term Loan requires monthly principal payments of $56, with the unpaid balance due at the maturity of the Facility. The Facility requires that cumulative net losses of the Company after October 1, 1999 not exceed $3.0 million. The Company is required to pay a fee of 0.25% per annum on the unused portion of the total facility, based on a minimum total loan amount of $5 million, and certain other administrative costs. The Facility matures on October 14, 2003.

         On April 11, 2000, the Company entered into an amendment to the Facility. The amendment provides for a 200 basis point adjustment to the Facility interest rates in exchange for an increase to $4.5 million of the cumulative net loss covenant commencing January 1, 2000. The increased interest rates will be reduced back to the original Facility rate upon the Company reporting a positive net income. The rates will adjust quarterly thereafter, remaining at the original rates for each quarter the Company reports a positive net income.

         Amounts due on long-term debt are $1,076 in 2000, $993 in 2001, $3,831 in 2002, $8,389 in 2003, $126 in 2004 and $90,247 thereafter.

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

         The fair value of the Company's long-term debt at December 31, 1999 and 1998 was $58,514 and $93,876, respectively.

NOTE J - INCOME TAXES

         The components of income tax expense (benefit) are as follows:


                                               YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                          1999          1998          1997
                                        --------      --------     --------
Current tax expense (benefit)             (1,850)          630     $  1,863
Deferred tax expense (benefit)            (3,422)          315          138
                                        --------      --------     --------
                                        $ (5,272)     $    945     $  2,001
                                        ========      ========     ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                      DECEMBER 31,
                                                  --------------------
                                                    1999         1998
                                                  -------      -------
Deferred tax assets:
  Reserves and allowances                         $   185      $   129
  Expenses not currently deductible                   769          136
  Net operating losses                              3,675          437
  Other                                               133          124
                                                  -------      -------
     Deferred tax assets                            4,762          826
  Valuation allowance                                (493)          --
                                                  -------      -------
     Deferred tax assets, net                       4,269          826
Deferred tax liability-depreciation
                                                   (5,748)      (5,727)
                                                  -------      -------
Net deferred tax liability                        $(1,479)     $(4,901)
                                                  =======      =======
Balance sheet caption reported in:
   Deferred tax asset - current                   $   755      $   826
   Deferred tax liability - long term              (2,234)      (5,727)
                                                  -------      -------
Net deferred tax liability                        $(1,479)     $(4,901)
                                                  =======      =======

         The Company incurred a federal net operating loss ("NOL") in 1999. Approximately $4,500 of such loss will be carried back in order to recover taxes paid in a prior year. The remaining federal NOL of approximately $8,500 will be carried forward and expires in 2018. The Company also has state NOL carryforwards of approximately $17,000. The Company has established a valuation allowance for certain NOLs. Management believes that, based on a number factors, it is more likely than not that the Company will not be able to fully utilize certain NOLs.

         The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:


                                               YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                              1999        1998       1997
                                             -----       -----      -----
Statutory federal income tax rate           (34.00%)     34.00%     34.00%
Non-deductible goodwill amortization          1.00        6.01         --
Minority interest                               --          --       5.47
State taxes                                  (3.99)       1.67       3.99
Other                                         2.13        3.32      (0.53)
Valuation allowance                           2.98          --         --
                                             -----        -----      -----
                                            (31.88%)     45.00%     42.93%
                                             =====       =====      =====

         Certain of the Company's franchise tax returns are currently under examination by state authorities. The current year's tax provision includes an accrual for the estimated tax due as a result of the examiner's preliminary findings.

NOTE K - LEASING ARRANGEMENTS

         The Company's leases its East Pelican Island facility in Galveston, Texas. The lease agreement provides for an initial term of fifteen years with options to renew up to a total term of ninety-nine years with monthly payments of $60. The Company leases its Greens Bayou facility under a capital lease. The lease is non-cancelable and expires in August 2002, at which time ownership of the assets will transfer to the Company.

         Assets under capital leases are summarized as follows:


                                            December 31,
                                        --------------------
                                          1999         1998
                                        -------      -------
Land                                    $ 1,417      $ 1,417
Buildings and Equipment                   1,792        1,792
                                        -------      -------
                                          3,209        3,209
Less accumulated depreciation              (216)        (127)
                                        -------      -------
                                        $ 2,993      $ 3,082
                                        =======      =======

         Commitments for minimum lease payments under non-cancelable leases are as follows:


                                              CAPITAL     OPERATING
                                             --------     ---------
2000                                         $    595      $    719
2001                                              655           719
2002                                            3,323           719
2003                                               --           719
2004                                               --           719
Thereafter                                         --         5,628
                                             --------      --------
Total minimum lease payments                    4,573      $  9,223
                                                           ========
Less amount representing interest              (1,364)
                                             --------
                                                3,209
Current portion                                    --
                                             --------
Non-current portion                          $  3,209
                                             ========


         Total rent expense for all operating leases amounted to $1,968 for 1999, $1,799 for 1998 and $278 for 1997.

         In 1997, the Company leased an airplane from an entity that is owned by two directors of the Company. The lease provided for a term of five years at a monthly rental of $5. During 1999, the lease was terminated.

NOTE L - CONTINGENCIES

         On August 11, 1999, one of the Company's subsidiaries, Newpark Shipbuilding--Brady Island, Inc. ("Newpark-Brady"), received an Information from the State of Texas charging Newpark-Brady with a one count water pollution misdemeanor, for allegedly discharging industrial waste from a barge in violation of Texas Water Code Section 26.121(a)(1) on or about July 30, 1997. In February 2000, Newpark-Brady plead nolo contendere to a single count violation of Texas Water Section 26.2121(g), a strict liability misdemeanor, related to sandblasting activities on July 30, 1997. Newpark-Brady paid in 2000 a $10 fine and made a $90 contribution to the City of Houston Supplementary Environmental Projects Fund. The fine and contribution of $100 is reflected in the Company's financial statements in the fourth quarter of 1999.

         On August 13, 1998, one of the Company's subsidiaries, Newpark-Brady was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. As of December, 1998, the internal investigation concluded that no officer or director of Newpark or the Company participated in or had knowledge of any non-compliance. In 1999, the Board adopted a Compliance and Ethics Code with a third party anonymous hotline to further strengthen the Company's legal compliance in all areas, including environmental. This Code was implemented in all facilities in February 2000.

         In March 2000, to settle all issues relating to the task force's investigation, Newpark-Brady negotiated agreements with both the Federal and State governments. Newpark-Brady agreed with the Harris County District Attorney's office to plead nolo condendere to two State Informations as follows:
(i) a misdemeanor for a permit discharge violation of the Texas Water Code based on the sampling and conduct of a Newpark-Brady employee on February 18, 1998, and (ii) a misdemeanor for failure to notify or report based on the conduct of the same employee. In late March 2000, Newpark-Brady made these pleas and paid a $100 fine for each violation charged. Newpark-Brady further agreed with the U.S. Attorney' Office to plead guilty to a federal one-count Information. The federal Information charges a misdemeanor violation of the Clean Water Act citing Newpark's negligent failure to take samples that were representative of the volume and nature of discharges from its wastewater treatment plant. The federal plea was also entered in late March 2000; in connection therewith, Newpark-Brady paid a $25 fine. In addition, Newpark-Brady separately agreed to contribute over a period of approximately eighteen months, $550 to Galveston Bay Foundation and $425 to Coastal Conservation Association to be used in projects benefiting the local environment. The fines and contributions of $1,200 are reflected in the Company' financial statements in the fourth quarter of 1999.

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

NOTE M - BENEFIT PLAN

         Eligible employees of the Company participate in a 401(k) deferred savings plan (the "Plan"). Under the Plan, participating employees may allocate up to 15% of their salary and the Company, at its direction, may make contributions to the Plan. The Company contributed approximately $104, $89 and $39 for the years ended December 31, 1999, 1998, and 1997.

NOTE N - RELATED PARTY TRANSACTIONS

         Employees of a subsidiary of the Company share office space with an entity that is owned 100% by two directors. During 1999, the subsidiary paid $150 to this entity for the use of office space, office equipment and administrative support personnel.

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

         On occasion, the Company charters its Cessna 340 twin-engine airplane to affiliated entities owned by certain shareholders of the Company. The charter rate is considered a market rate. Included in accounts receivable in the consolidated balance sheet of the Company at December 31, 1999 is approximately $39 related to chartered flights by these affiliated entities.

         As discussed in "Note K - Leasing Arrangements," the Company leased an airplane from an entity that is owned by two directors of the Company.

         Three employee directors have agreed to enter into employment agreements with the Company. The agreements provide for base salaries aggregating $630 per year and semi-annual incentive bonuses aggregating 3% of EBITDA. The contracts provide for a term of three years from January 1998. Although the Company has not formally entered into these agreements, it is operating under those terms with respect to Mssrs. S. Eakin and Ammons. Mr. F. Eakin's employment arrangement ceased November 30, 1999. Effective December 1, 1999, the Company entered into a consulting arrangement with Mr. F. Eakin providing for payment of $15,200 per month in consulting fees through May 31, 2000. Under the new consulting arrangement, Mr. F. Eakin is also entitled to a semi-annual fee equal to 0.85% of semi-annual EBITDA for the year 2000. The terms of the employment and consulting agreements between Messrs. S. Eakin, F. Eakin and Ammons cannot be considered to have been determined through arms-length negotiations.

NOTE O - MAJOR CUSTOMERS

         The Company had the following customers to which it had sales exceeding 10% of total Company sales for the year ended December 31,:

                      1999       1998      1997
                      ----       -----     -----
Company A             13.5%       (a)        (a)
Company B             10.6%       (a)        (a)
Company C              (a)       11.6%       (a)
Company D              (a)        (a)       11.0%
Company E              (a)        (a)       20.7%

------------
(a) less than 10%

NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

         Interest of $10,282 was paid in 1999, net of capitalized interest of $501. Interest of $4,709 was paid in 1998, net of capitalized interest of $958. Interest of $1,389 was paid in 1997.

         Income tax refunds of $588 were received in 1999. Income taxes of $1,575 were paid in 1998. Income tax refunds of $773 were received in 1998. Income taxes of $2,107 were paid in 1997.

         During 1999, the Company financed the purchase of assets with term debt in the amount of $1,063. During 1997, the Company financed the purchase of assets with term debt and notes payable in the amount of $4,730.

NOTE Q - INCENTIVE EQUITY PLAN

         The Company's incentive equity plan provides for the issuance of a maximum of 1,800 shares at an exercise price of not less than 100% of the fair market value of a share of common stock of the Company at the date of grant. Certain options under the plan provide for an annual vesting of 20% per year beginning with the first anniversary of the date of grant. Other options under the plan provide for an annual vesting of 33-1/3% per year beginning with the first anniversary of the date of grant. All options under the plan provide for a term of ten years.

         The Company applies Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan, as the exercise price of all stock options granted there under is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based plan been determined based on the fair value at the grant date, consistent with the method of Statement of Financing Accounting Standards No. 123 (SFAS 123), the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                1999            1998            1997
                                             ----------      ----------      ----------
Net income (loss)
  As reported                                $  (11,267)     $      222      $    2,661
  Proforma                                   $  (11,600)     $     (348)     $    2,658
Basic and diluted earnings (loss) per share
  As reported                                $    (0.96)     $     0.02      $     0.25
  Proforma                                   $    (0.99)     $    (0.03)     $     0.25

         The fair value of options granted in 1999 and 1998 was estimated using the minimum value method as permitted by SFAS 123 for a nonpublic company. The following assumptions were used for the options granted in 1999: no dividend yield; weighted-average risk-free interest rate of 5.24%; and an expected life of 7 1/2 years. The following assumptions were used for the options granted in 1998: No dividend yield; weighted average risk-free interest rate of 5.10%; and an expected life of 7 1/2 years. The following assumptions were used for the options granted in 1997: no dividend yield; risk-free interest rate of 5.725%; and an expected life of 7-1/2 years.

         A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:


                                                       1999                                    1998
                                        ------------------------------------    ------------------------------------
                                                            Weighted-Average                        Weighted-Average
                                            Shares           Exercise Price         Shares           Exercise Price
                                        ---------------     ----------------    ----------------    ----------------
Outstanding at beginning of year            1,595,225         $   3.44               1,482,201        $    3.50
Granted                                       149,500         $   2.50                 135,021        $    2.78
Exercised                                          --               --                      --               --
Cancelled                                    (162,455)        $   3.32                 (21,997)       $    3.50
                                            ---------                                ---------
Outstanding at end of year                  1,582,270         $   3.36               1,595,225        $    3.44
                                            =========                                =========

Shares exercisable                            706,768         $   3.47                 367,423        $    3.50
                                            =========                                =========
Weighted-average fair value of
options granted during the year                               $   0.81                                $    0.90
                                                              ========                                =========

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    --------------------------------------------------------    -----------------------------
                                          Weighted-
                                          Average                                                 Weighted-
                                          Remaining                                               Average
        Exercise         Number          Contractual        Weighted-Average      Number          Exercise
         Prices        Outstanding          Life            Exercise Price      Exercisable        Price
       ------------    -----------     ----------------     ----------------    -----------     -------------
         $ 2.00            63,000           8.945               $ 2.00              12,600         $ 2.00
         $ 2.50           122,000           9.386               $ 2.50                  --         $  --
         $ 3.50         1,397,270           8.006               $ 3.50             694,168         $ 3.50
                       -----------                                              -----------
                        1,582,270                                                  706,768
                       ===========                                              ===========

         On December 30, 1997, the Company granted a total of 1,482,201 options to employees at an option price of $3.50, the fair market value at the date of grant. Of the total options granted, 942,201 were granted with a vesting period of five years and 540,000 were granted with a vesting period of three years. The fair value of options granted during 1997 was $1.22.

NOTE R - SUPPLEMENTAL SELECTED QUARTERLY DATA (UNAUDITED)


                                                         FIRST          SECOND           THIRD          FOURTH
                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                       ----------      ----------      ----------      ----------
       FISCAL YEAR 1999
Revenues                                               $   25,901      $   18,063      $   19,834      $   23,832
Gross profit                                                4,181             541             515           2,607
Income (loss) from operations                               1,593          (2,965)         (2,760)         (2,001)
Income (loss) before extraordinary item                      (636)         (3,513)         (3,432)         (3,686)
Net income (loss)                                            (636)         (3,513)         (3,432)         (3,686)
 Basic and diluted earnings per share:
   Income(loss) before extraordinary item              $    (0.05)     $    (0.30)     $    (0.29)     $    (0.31)
   Net income (loss)                                        (0.05)          (0.30)          (0.29)          (0.31)

 Basic and diluted weighted-average shares                 11,757          11,757          11,757          11,757


        FISCAL YEAR 1998
Revenues                                               $   15,767      $   21,379     $   25,460     $   19,416
Gross profit                                                3,422           5,710          6,120          3,485
Income from operations                                      1,881           3,895          3,696          1,018
Income (loss) before extraordinary item                        72             911            788           (616)
Net income (loss)                                            (861)            911            788           (616)

Basic and diluted earnings per share:
  Income before extraordinary item                     $     0.01      $     0.08     $     0.07     $    (0.05)
  Net income (loss)                                         (0.07)           0.08           0.07          (0.05)

Basic and diluted weighted-average shares                  11,757          11,757         11,757         11,757

         In the fourth quarter of 1999, the Company recorded an accrual for the environmental settlements of $1,300, the impairment of certain assets of $406, and the accrual of $400 for the repair of certain equipment to be returned off of long-term lease. The aggregate of these three adjustments had a negative affect on the net loss of approximately $1,832.

         In the fourth quarter of 1998, the Company adjusted interest capitalized on self-constructed assets, resulting in an increase to net income of approximately $207.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors currently has five directors. In accordance with the Certificate of Incorporation of the Company (the "Charter"), the members of the Board of Directors are divided into three classes and are elected for a term of three years, or until a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 2001, 2002 and 2003, respectively. All officers serve at the discretion of the Board of Directors.

         The following table sets forth certain information with respect to the Company's executive officers and directors.


NAME                         AGE     TITLE
----                         ---     ------
Samuel F. Eakin               45     Chairman of the Board, Chief Executive Officer (a)
H. Grady Walker               40     President, Chief Operating Officer
David B. Ammons               49     Executive Vice President, Secretary, Director (b)
Frank R. Pierce               50     Senior Vice President and Chief Financial Officer
Suzanne B. Kean               43     Senior Vice President and General Counsel
Dale E. Schexnayder           34     Corporate Controller
Frank W. Eakin                39     Director (b)
James D. Cole                 58     Director (c)
Paul E. O'Neill, II           50     Director (c)

-------------------
(a)  Class III Director
(b)  Class II Director
(c)  Class I Director

         Set forth below is a description of the backgrounds of each of the executive officers and directors of the Company:

         Samuel F. Eakin has served as Chairman of the Board and Chief Executive Officer of the Company since December 1993. In 1987, he founded Eakin & Co. for the purpose of acquiring distressed companies and restructuring complex credits and continues to be a principal in that company. Mr. Eakin is the brother of Frank W. Eakin, a Director of the Company.

         H. Grady Walker has served as President and Chief Operating Officer of the Company since December, 1999. Prior to his election to President, Mr. Walker served in several other positions with the Company including, Executive Vice President-Houston Operations. Prior to joining the Company in 1996, Mr. Walker was employed for fourteen years with Chevron, where he served in various capacities in engineering, project management and operations management.

         David B. Ammons has served as Executive Vice President, Secretary and Director of the Company since December 1993. Prior to Mr. Pierce joining the Company in 1999, Mr. Ammons served as the Company's principal financial officer. Mr. Ammons is a Certified Public Accountant with a background in public accounting and has owned and operated several businesses. In 1987, Mr. Ammons became a principal in Eakin & Co. and continues to serve in that capacity.

         Frank R. Pierce serves as Senior Vice President and Chief Financial Officer of the Company. From 1990 until joining the Company in April 1999, Mr. Pierce served as Executive Vice President, Secretary and Treasurer of GulfMark Offshore, Inc. (NASDAQ: GMRK) where he had been employed since 1987.

         Suzanne B. Kean serves as Senior Vice President and General Counsel of the Company. Prior to joining the Company in October 1998, Ms. Kean served as a shareholder and director of Griggs & Harrison, P.C., a Houston law firm, focusing on mergers and acquisitions and securities law for the energy and marine industries, from 1987 through September 1998. Ms. Kean was employed as an associate with Griggs & Harrison from 1981 through 1987. Ms. Kean serves on the Board of Directors of HYPLife, Inc., an internet based company owned by Mr. Frank Eakin, a director of the Company.

         Dale E. Schexnayder joined the Company in December 1997 as Corporate Controller. Prior to joining the Company, Mr. Schexnayder was employed as an auditor by Deloitte & Touche LLP from 1988 through December 1997. In 1996 he was promoted to Audit Senior Manager at Deloitte & Touche LLP. Mr. Schexnayder is a certified public accountant.

         Frank W. Eakin has served as Director of the Company since October 1997. Since January, 2000, Mr. Eakin has been the Chairman and Chief Executive Officer of HYPLife, Inc., a start-up internet company. Prior to that he served as President and Chief Operating Officer of the Company from 1997 until December 1999. Mr. Eakin also served as President of Newpark Shipbuilding--Brady Island, Inc. from December 1993 to 1997. From 1983 to 1989, he founded and operated a successful international food processing and distribution company. Mr. Eakin is the brother of Samuel F. Eakin, Chairman and Chief Executive Officer of the Company.

         James D. Cole has served as a Director of Newpark Shipbuilding--Brady Island, Inc., a subsidiary of the Company since late 1993. Mr. Cole is the Chairman of the Board, President and a Director of Newpark Resources, Inc. (NYSE: NR), an unaffiliated public company listed on the New York Stock Exchange. He has served in various positions in that company since 1976.

         Paul E. O'Neill, II has served as a Director of the Company since October 1997. Mr. O'Neill is President, Director and Chief Operating Officer of Acadian Group, Ltd., a holding company formed in 1996 to oversee various construction and service companies. Prior to joining Acadian Group, Ltd., Mr. O'Neill served for two years as President and four years as a Director of C-K Associates, Inc., a regional Gulf Coast environmental engineering and consulting firm. Mr. O'Neill spent 17 years in various positions, including Vice President and General Manager with TEAM, Inc. (AMEX: TMT), a public company listed on the American Stock Exchange, which provides various industrial and environmental services in the U.S. and 13 foreign countries.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Paul E. O'Neill, President and Director of Acadian Group, Ltd., serves on the Board of Directors of the Company which Board determines the compensation for the executive officers of the Company, including David B. Ammons and Samuel
F. Eakin. Messrs. S. Eakin and Ammons serve on the Board of Directors of Acadian Group, Ltd. which Board determines the compensation of Mr. O'Neill. Additionally, Suzanne B. Kean, an executive officer of the Company serves on the Board of Directors of HYPLife, Inc., a privately held company wholly owned by Frank W. Eakin, a director of the Company.

ITEM 11.  DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

         Director Compensation. Directors who are employees of the Company are not entitled to receive additional compensation for serving as directors. Each non-employee director of the Company is paid $1,000 for each meeting of the Board of Directors he attends, $500 for each telephonic meeting participated in, and $500 for each committee meeting he attends which does not fall on the same day as a Board of Directors meeting. In addition, a $1,250 retainer is paid to each non-employee director of the Company for each quarter of the year in which such director serves as a director, plus such director's direct out-of-pocket expenses for attendance at meetings. Total compensation paid in 1999 to the non-employee directors, including directors' fees and retainers was $5,750 for Mr. Cole and $5,750 for Mr. O'Neill. The retainer of $1,250 for the fourth quarter of 1999 was paid in 2000.

         Executive Officer Compensation. The following table sets forth the aggregate compensation for each of the Company's last three fiscal years of (i) the Company's chief executive officer and (ii) for the four most highly compensated executive officers (plus one former executive officer)of the Company whose total annual salary during 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION
                              ------------------------------------------------------------------
                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                     SECURITIES
NAME AND PRINCIPAL                                               OTHER ANNUAL        UNDERLYING        ALL OTHER
    POSITION                   YEAR      SALARY       BONUS     COMPENSATION(A)     OPTIONS/SARS     COMPENSATON(b)(c)
    --------                   ----      ------       -----     ---------------    ---------------   -----------------
Samuel F. Eakin                1999     $250,000     $ 70,000     $  6,750             $     --           $ 17,685
Chief Executive                1998      250,000      169,000           --                   --             18,755
Officer                        1997      153,000      370,000           --              180,000             13,275

H. Grady Walker, III           1999       97,500       37,500     $  5,920                   --              1,360
President and Chief            1998       90,000       30,000           --                   --              1,385
Operating Officer
  (12/1/99)                    1997       78,000        7,000        4,475               70,646                445

Frank W. Eakin                 1999      183,000       36,000           --                   --           $212,650(d)
Director (President and        1998      200,000      135,000           --                   --              3,540
Chief Operating Officer        1997      154,000      275,000           --              180,000              2,040
until 12/1/99)

David B. Ammons                1999      180,000       34,000           --                   --              5,555
Executive Vice President       1998      180,000      122,000           --                   --              5,300
                               1997      125,000      190,000           --              180,000              4,220

Suzanne B. Kean                1999      140,000       37,500           --                   --              1,330
Senior Vice President and      1998       26,000           --           --               50,000                 50
General Counsel                1997           --           --           --                   --

Frank R. Pierce                1999      102,000       31,250           --               25,000              6,250
Senior Vice President and      1998           --           --           --                   --                 --
Chief Financial Officer        1997           --           --           --                   --                 --

------------------

(a) Other annual compensation excludes perquisites and other benefits because the aggregate amount of such compensation was less than 10% of the combined total for salary and bonus.

(b) Amounts shown in this column for the last fiscal year include matching contributions made by the Company pursuant to its 401(k) savings plan of $1,080, $1,440 and $1,215 for Messrs. S. Eakin, Ammons and Walker, respectively, and $1,070 for Ms. Kean. Additionally, the amounts include premiums associated with a term life insurance policy of $11,924, $2,025, $4,115, $300 and $145 for Messrs. S. Eakin, F. Eakin, Ammons, Pierce and Walker, respectively, and $260 for Ms. Kean.

(c) Amounts shown in this column for the last fiscal year include $4,681, $5,475, and $5,950 for a car allowance for Messrs. S. Eakin, F. Eakin and Pierce, respectively.

(d) In addition to the amounts described in Notes (b) and (c) above for Mr. F. Eakin, the amounts shown in this column include amounts paid or accrued for Mr. F. Eakin as follows: (i) $14,400 for 1999 consulting fees paid to Mr.
     F. Eakin, (ii) $190,750 for consulting fees accrued in 1999 but to be paid through May of 2000, of which $114,750 relates to the final year of an EBITDA bonus arrangement with Mr. F. Eakin. The consulting fees and EBITDA bonus have been accrued as of December 31, 1999 in accordance with Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Post-employment Benefits".

     The following table represents the total number of options to purchase the Company's common stock granted to the named executive officers during 1999.

                   OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR


                                                          INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------------

                                         Percent Of                              Potential Realizable
                        Number of          Total                                   Value At Assumed
                        Securities      Options/SARS                             Annual Rate of Stock
                        Underlying       Granted To     Exercise                  Price Appreciation
                       Options/SARS      Employees      Or Base                    for Option Term
                         Granted         In Fiscal       Price     Expiration   ----------------------        Grant Date
        Name              (#)(a)            Year         ($/Sh)       Date         5%        10%            Present Value $
        ----           ------------     ------------   ---------  ------------   -----      ----            ---------------
  Frank R. Pierce         25,000           16.7%         $2.50      4/28/09       ---        ---              $20,000(b)

-------------------

(a) These options were granted on April 28, 1999 pursuant to the Company's 1997 Incentive Equity Plan. The options were granted for a term of 10 years subject to earlier termination upon certain events related to termination of employment. Twenty percent of such options become exercisable on each anniversary date of grant.

(b) The grant date value was estimated using the minimum value method, as permitted by SFAS 123 for a company with private equity, with the following assumptions: no dividend yield; risk-free interest rate of 5.13%, and an expected life of 7 1/2 years.


     The following table represents the total number of options to purchase the Company's common stock exercised by the named executive officers during 1999, and the value of such officers unexercised options as of December 31, 1999.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTIONS/SAR VALUES


                                                                                                       Value Of
                                                                                                     Unexercised
                                                                          Number of Securities       In-The-Money
                                                                               Underlying          Options/SARS At
                                                                               Unexercised         Fiscal Year-End
                                          Shares                             Options/SARS At             ($)
                                       Acquired On      Value Realized     Fiscal Year-End (#)       Exercisable/
               Name                      Exercise            ($)              Exercisable/          Unexercisable)
                                           (#)                                Unexercisable
  --------------------------------    ---------------   ---------------   ----------------------   -----------------
  Samuel F. Eakin                          ---               ---             120,000/60,000             ---/---
  H. Grady Walker                          ---               ---              28,218/42,328             ---/---
  Frank W. Eakin                           ---               ---             120,000/60,000             ---/---
  David B. Ammons                          ---               ---             120,000/60,000             ---/---
  Frank R. Pierce                          ---               ---                   0/25,000             ---/---
  Suzanne B. Kean                          ---               ---              10,000/40,000             ---/---

EMPLOYMENT AGREEMENTS

         The Company previously had agreed to enter into employment agreements with Messrs. S. Eakin, F. Eakin and Ammons which would provide for annual base salaries of $250,000, $200,000 and $180,000, respectively. The employment agreements will provide for semi-annual incentive bonuses equal to 1.19%, 0.95% and 0.86% of semi-annual EBITDA for Messrs. S. Eakin, F. Eakin and Ammons, respectively. The employment agreements will also provide for payment of premiums of $12,965, $1,839 and $3,691 annually for term life insurance policies for Messrs. S. Eakin, F. Eakin and Ammons, respectively. The contracts will provide for a term of three years from January 1998, with three months severance upon termination by the Company without cause. Although the Company has not formally entered into these agreements, it is operating under those terms. Mr.
F. Eakin's employment arrangement ceased upon his resignation on November 30, 1999. Effective December 1, 1999, the Company entered into a consulting arrangement with Mr. F. Eakin providing for payment of $15,200 per month in consulting fees through May 31, 2000. Under the new consulting arrangement, Mr. F. Eakin is also entitled to a semi-annual fee equal to 0.85% of semi-annual EBITDA for the year 2000. The terms of the employment and consulting agreements between Messrs. S. Eakin, F. Eakin and Ammons cannot be considered to have been determined through arms-length negotiations.

CASH BONUS PLANS

         The Company has approved the payment of bonuses to key employees of the Company for 1999 under several different bonus plans and formulas. Generally, bonuses paid to vice presidents of the Company and its subsidiaries are at the discretion of the Board of Directors. Repair services superintendents, gas free services superintendents and certain managers are also paid cash bonus compensation based on a formula which includes the following factors (i) productivity/quality, (ii) customer relations, (iii) environmental, safety and work rules compliance, (iv) goals and (v) leadership. The Vice President of Risk Management and his internal claims adjuster earn bonuses based on the Company's safety and claims performance. The Company also pays discretionary bonuses to its non-executive employees based upon project performance.

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

AMENDED AND RESTATED 1997 PLAN

         The Board of Directors of the Company has adopted an Incentive Equity Plan for employees and non-employee directors. The Amended and Restated 1997 Incentive Equity Plan (the "1997 Plan") permits the granting of any or all of the following types of awards ("Awards"): stock appreciation rights, stock options and restricted stock. Under the 1997 Plan, all officers, employees and non-employee directors of the Company, or any affiliates of the Company, are eligible for participation in all Awards.

         An aggregate of 1,800,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1997 Plan. At December, 31, 1999, options to purchase an aggregate of 1,594,352 shares of Common Stock have been granted under the 1997 Plan, at varying exercise prices based upon the fair market value determined by the Board of Directors on the date of grant. The 1997 Plan is administered by the entire Board of Directors. The 1997 Plan contains appropriate provisions to assure that it complies with the provisions of Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules promulgated thereunder. The Board of Directors, as a whole, will have sole authority to select employees who are to be granted Awards, as well as the amount, type and terms of the Awards to be granted. The Board of Directors, as a whole, will be authorized to interpret the 1997 Plan. All decisions made by the Board of Directors, as a whole, in selecting employees for Awards are final.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

         The following table sets forth, as of March 1, 2000, the number and percentage of shares of common stock beneficially owned by each of the Company's directors, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.


                                          NO. OF SHARES BENEFICIALLY
                     NAME                 OWNED AS OF MARCH 1, 2000(a)(b)     PERCENT OF CLASS
--------------------------------------    ------------------------------   ----------------------
Samuel F. Eakin                                    6,574,539                          55.3%
David B. Ammons                                    2,271,513(c)(d)                    19.1%
Frank W. Eakin                                     2,271,513(e)                       19.1%
H. Grady Walker, III                                  98,763                             *
Suzanne B. Kean                                       10,000                             *
Frank R. Pierce                                        5,000                             *
James D. Cole                                             --                           0.0%
Paul E. O'Neill, III                                      --                           0.0%
All directors and officers as a group
(9 persons)                                       11,234,504                          92.4%

--------------
(*)   Less than 1%.

(a) Unless otherwise indicated below, the persons listed have sole voting and investment power with respect to their shares of common stock.

(b) The amounts in this column include the following shares of common stock considered to be beneficially owned through the holders' ability to exercise stock options for such shares: Messrs. S. Eakin 120,000 shares, F. Eakin 120,000 shares, Ammons 120,000 shares, Walker 28,218 shares, Pierce 5,000 shares, Ms. Kean 10,000 shares, and Mr. Dale E. Schexnayder, the Company's Principal Accounting officer, 3,176 shares.

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

ITEM 13.  CERTAIN TRANSACTIONS

         In February 1998, the Board of Directors of the Company approved a maximum $1,000,000 line of credit available to three employee director shareholders of the Company. The line of credit allows borrowings of up to $600,000 to Mr. S. Eakin and up to $200,000 to each of Messrs. F. Eakin and Ammons. Borrowings under the line of credit bear an interest rate of 6% per annum with interest payable annually and principal to be amortized over a ten year period through the pro rata reduction of the line of credit commencing March 2001. At December 31, 1999, $453,260, $200,000 and $130,000 were outstanding from Messrs. S. Eakin, F. Eakin and Ammons, respectively.

         Employees of a subsidiary of the Company share office space with Eakin & Co. ("Eakin-Co"), an affiliated company owned 80% by Samuel F. Eakin and 20% by David B. Ammons. During 1999 and 1998, the subsidiary paid $150,000 and $110,000, respectively, to Eakin-Co. for use of office space, office equipment and administrative support personnel.

         On occasion, the Company charters its Cessna 340 twin-engine airplane to affiliated entities owned by certain shareholders of the Company. The charter rate is considered a market rate. Included in accounts receivable in the consolidated balance sheet of the Company at December 31, 1999 is approximately $39,000 related to chartered flights by these affiliated entities.

         The Company paid management fees to Eakin-Co in 1998 of $30,000. These fees were paid pursuant to an understanding between the Company and Eakin-Co under which Eakin-Co provided financial advisory services to the Company for a monthly fee of $15,000 per month. The Company ceased payment of monthly management fees to Eakin-Co in March 1998.

         At December 31, 1999, the Company had outstanding indebtedness owed to Newpark Resources, Inc., an unrelated corporation, in the amount of $7.4 million. James D. Cole, a director of the Company is the Chief Executive Officer and Chairman of the Board of Newpark Resources, Inc.

         Samuel F. Eakin is the guarantor of one of the credit facilities of the Company. Mr. S. Eakin is also the guarantor of the notes payable to Newpark Resources.

         The Company paid SFA $30,000 and $32,500 in 1999 and 1998 in payments under a demand promissory note in the original principal amount of $230,000 bearing interest at 7% per annum.

         In August 1997, Samuel F. Eakin and David B. Ammons formed a limited liability company which owned a Cessna 310 twin engine airplane. The Company leased the airplane from such entity at a market lease rate of $5,000 per month. In addition, under the lease agreement, the Company was required to maintain the airplane in good working condition, to pay all operating expenses related to the airplane and to maintain insurance on the airplane. The lease agreement had a term of five years. The Company believed that the terms of such agreement were no less favorable than the Company could have received from an unrelated party. The Company adopted a policy which requires an individual to reimburse the Company for the Company's direct costs resulting from any trip on the airplane for personal use. During 1999, the lease was terminated.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.  FINANCIAL STATEMENTS

          The following Consolidated Financial Statements of the Company are included in Item 8.

          Report of Independent Certified Public Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
            1999, 1998 and 1997
          Consolidated Statement of Stockholders' Equity for the years ended
            December 31, 1997, 1998 and 1999
          Consolidated Statements of Cash Flows for the years ended December 31,
            1999, 1998 and 1997
          Notes to Consolidated Financial Statements

         2.    FINANCIAL STATEMENT SCHEDULES

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      REPORTS ON FORM 8-K

         A current report on Form 8-K was filed December 7, 1999 reporting the Company's change of President and Chief Operating Officer.

(c)      EXHIBITS


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
2.1          Stock Exchange Agreement dated as of October 16, 1997         Exhibit 2.1 to Form S-1 Registration
             between the Company and certain shareholders of Newpark       Statement No. 333-38157, filed January 26,
             Shipbuilding and Repair, Inc.                                 1998

2.2          Distribution of Stock Agreement between John Bludworth        Exhibit 2.1 to Company's Quarterly Report on
             Marine, Inc. (now known as Newpark Shipbuilding-Pasadena,     Form 10-Q for period ending June 30, 1998,
             Inc.), EAE Services, Inc., First Wave Marine, Inc., and       filed August 13, 1998
             Newpark Marine Fabricators, Inc. (now known as Newpark
             Shipbuilding-Pelican Island, Inc.), dated as of July 29,
             1998.

2.3          Articles of Merger of Bludworth Shipyard and Fabrication,     Exhibit 2.2 to Company's Quarterly Report on
             Inc. into Newpark Marine Fabricators, Inc.(now known as       Form 10-Q for period ending June 30, 1998,
             Newpark Shipbuilding-Pelican Island, Inc.), effective as of   filed August 13, 1998
             August 6, 1998.

3.1          Certificate of Incorporation of the Company                   Exhibit 3.1 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.2          Bylaws of the Company                                         Exhibit 3.2 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.3          Articles of Incorporation Newpark Shipbuilding and Repair,    Exhibit 3.13 to Form S-1 Registration
             Inc.                                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.3.1        Articles of Amendment dated February 3, 1994 to the           Exhibit 3.14 to Form S-1 Registration
             Articles of Incorporation of Newpark Shipbuilding and         Statement No. 333-38157, filed January 26,
             Repair, Inc.                                                  1998

3.3.2        Articles of Amendment dated April 25, 1994 to the Articles    Exhibit 3.15 to Form S-1 Registration
             of Incorporation of Newpark Shipbuilding and Repair, Inc.     Statement No. 333-38157, filed January 26,
                                                                           1998

3.3.3        Articles of Amendment dated August 29, 1996 to the Articles   Exhibit 3.17 to Form S-1 Registration
             of Incorporation of Newpark Shipbuilding and Repair, Inc.     Statement No. 333-38157, filed January 26,
                                                                           1998


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
3.3.4        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.3 to Company's  Quarterly Report on
             Newpark Shipbuilding and Repair, Inc. (now known as Newpark   Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Brady Island, Inc.), effective as of August 7,   filed August 13, 1998
             1998.

3.4          Amended and Restated Bylaws of Newpark Shipbuilding and       Exhibit 3.16 to Form S-1 Registration
             Repair, Inc.                                                  Statement No. 333-38157, filed January 26,
                                                                           1998

3.5          Articles of Incorporation of Louisiana Ship, Inc.             Exhibit 3.3 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.5.1        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.4 to Form S-1 Registration
             Louisiana Ship, Inc.                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.5.2        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.1 to Company's  Quarterly Report on
             Louisiana Ship, Inc. (now known as Newpark                    Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Greens Bayou, Inc.), effective as of August 7,   filed August 13, 1998
             1998.
3.6          Amended and Restated Bylaws of Louisiana Ship, Inc.           Exhibit 3.5 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.7          Articles of Incorporation of EAE Services, Inc.               Exhibit 3.6 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.8          Bylaws of EAE Services, Inc.                                  Exhibit 3.7 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.9          Articles of Incorporation of EAE Industries, Inc.             Exhibit 3.8 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.10         Articles of Amendment to the Articles of Incorporation of     Exhibit 3.9 to Form S-1 Registration
             EAE Industries, Inc.                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.11         Amended and Restated Bylaws of EAE Industries, Inc.           Exhibit 3.10 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.12         Articles of Incorporation of Newpark Marine Fabricators,      Exhibit 3.11 to Form S-1 Registration
             Inc.                                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.12.1       Articles of Amendment to the Articles of Incorporation of     Exhibit 3.2 to Company's  Quarterly Report on
             Newpark Marine Fabricators, Inc. (now known as Newpark        Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Pelican Island, Inc.), effective as of August    filed August 13, 1998
             7, 1998.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
3.13         Bylaws of Newpark Marine Fabricators, Inc. (now known as      Exhibit 3.12 to Form S-1 Registration
             Newpark Shipbuilding-Pelican Island, Inc.)                    Statement No. 333-38157, filed January 26,
                                                                           1998

3.14         Articles of Incorporation of John Bludworth Marine, Inc.      Exhibit 3.14 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

3.14.1       Articles of Amendment to the Articles of Incorporation of     Exhibit  3.14.1 to the Company's Annual
             John Bludworth Marine, Inc. (now known as Newpark             Report on Form 10-K for the year ended
             Shipbuilding-Pasadena, Inc.), effective as of August 7,       December 31, 1998, filed March 19, 1999
             1998.

3.15         Bylaws of John Bludworth Marine, Inc. (now known as Newpark   Exhibit  3.15 to the Company's Annual Report
             Shipbuilding-Pasadena, Inc.)                                  on Form 10-K for the year ended December 31,
                                                                           1998, filed  March 19, 1999

3.16         Certificate of Incorporation of FirstWave Management, Inc.    Exhibit  3.16 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

3.17         Bylaws of FirstWave Management, Inc.                          Exhibit  3.17 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

4.1          Indenture between First Wave Marine, Inc., as Issuer and      Exhibit 4.1 to Company's Quarterly Report on
             Newpark Shipbuilding and Repair, Inc. (now known as Newpark   Form 10-Q for period ending June 30, 1998,
             Shipbuilding-Brady Island, Inc.), EAE Services, Inc., EAE     filed August 13, 1998
             Industries, Inc., Newpark Marine Fabricators, Inc. (now
             known as Newpark Shipbuilding-Pelican Island, Inc.) and
             Louisiana Ship, Inc. (now known as Newpark
             Shipbuilding-Greens Bayou, Inc.), as Subsidiary Guarantors
             and Bank One, N.A., as Trustee, dated as of February 2,
             1998.

4.1.1        First Supplemental Indenture between First Wave Marine,       Exhibit 4.3 to Company's Quarterly Report on
             Inc., as Issuer, Subsidiary Guarantors named therein and      Form 10-Q for period ending June 30, 1998,
             Bank One, N.A., as Trustee, dated as of February 3, 1998.     filed August 13, 1998

4.1.2        Second Supplemental Indenture between First Wave Marine,      Exhibit 4.3 to Company's Quarterly Report on
             Inc., as Issuer, Subsidiary Guarantors named therein and      Form 10-Q for period ending June 30, 1998,
             Bank One, N.A., as Trustee, dated as of May 18, 1998.         filed August 13, 1998

4.1.3        Third Supplemental Indenture between First Wave Marine,       Exhibit 4.1.3 to the Company's Annual Report
             Inc., as Issuer, Subsidiary Guarantors named therein and      on Form 10-K for the year ended December 31,
             Bank One, N.A., as Trustee, dated as of December 11, 1998.    1998, filed March 19, 1999

10.1         Stock Purchase Agreement dated October 15, 1997 between the   Exhibit 10.1 to Form S-1 Registration
             Company and John L. Bludworth, III et al.                     Statement No. 333-38157, filed January 26,
                                                                           1998

10.1.1       First Amendment to Stock Purchase Agreement dated October     Exhibit 10.5 to Form S-1 Registration
             17, 1997 between the Company and John L. Bludworth, III et    Statement No. 333-38157, filed January 26,
             al.                                                           1998

10.1.2       Second Amendment to Stock Purchase Agreement dated January Exhibit
             2.3 to the Company's Current Report 30, 1998 between the Company and John L. Bludworth, III et on Form 8-K, filed February 13, 1998 al.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
10.3         Assignment and Assumption of Lease from PMB Engineering,      Exhibit 10.3 to Form S-1 Registration
             Inc. as Assignor and Newpark Marine Fabricators, Inc. as      Statement No. 333-38157, filed January 26,
             Assignee effective the first day of November 1997.            1998

10.4         Attornment Agreement by and between Newpark Marine            Exhibit 10.7 to Form S-1 Registration
             Fabricators, Inc., The Board of Trustees of the Galveston     Statement No. 333-38157, filed January 26,
             Wharves and The City of Galveston dated effective as of 1998
             November 1, 1997.

10.5         Amended and Restated 1997 Incentive Equity Plan effective     Exhibit 10.8 to Form S-1 Registration
             as of December 30, 1997.*                                     Statement No. 333-38157, filed January 26,
                                                                           1998

10.5.1       Amendment No. 1 to the First Wave Marine, Inc. Amended and    Exhibit 10.2 to the Company's Quarterly
             Restated 1997 Incentive Equity Plan*                          Report on Form 10-Q for period ending
                                                                           September 30, 1999, filed November 29, 1999

10.6         Form of Stock Option Agreement for certain options granted    Exhibit 10.9 to Form S-1 Registration
             by the Company to Messrs. S. Eakin, F. Eakin and D. Ammons    Statement No. 333-38157, filed January 26,
             dated December 30, 1997*                                      1998

10.7         Form of Stock Option Agreement for certain options granted    Exhibit 10.10 to Form S-1 Registration
             by the company to certain executives and other employees      Statement No. 333-38157, filed January 26,
             dated December 30, 1997*                                      1998

10.8         Pledge and Security Agreement between First Wave Marine,      Exhibit  10.1 to Company's  Quarterly  Report
             Inc. and Bank One, N.A., as Pledge Agent and Trustee, dated   on Form  10-Q  for  period  ending  June  30,
             as of February 2, 1998.                                       1998, filed August 13, 1998

10.9         Promissory Note of Samuel F. Eakin                            Exhibit 10.1 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.10        Promissory Note of Frank W. Eakin                             Exhibit 10.2 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.11        Promissory Note of David B. Ammons                            Exhibit 10.3 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.12        Sale and Purchase Agreement between FW Marine Properties,     Exhibit 2.1 to the Company's Current Report
             Inc. (now known as Newpark Shipbuilding-Galveston Island,     on Form 8-K, filed May 29, 1998
             Inc.) and Galveston Shipbuilding Company, dated as of May
             1, 1998.

10.13        Credit Agreement between First Wave Marine, Inc., as          Exhibit  10.3 to Company's  Quarterly  Report
             Borrower, each of the banks or lending institutions from      on Form  10-Q  for  period  ending  June  30,
             time to time party thereto, as Banks and Southwest Bank of    1998, filed August 13, 1998
             Texas, N.A., as Agent, dated as of June 9,1998.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
10.14        Loan Agreement between Newpark Shipbuilding-Brady Island,     Exhibit 10.1 to the Company's Quarterly
             Inc., as Borrower, and Sterling Bank, as Lender, dated July   Report on Form 10-Q for period ending June
             1, 1999                                                       30, 1999, filed August 13, 1999



10.15        Loan and Security Agreement between First Wave Marine,        Exhibit 10.1 to the Company's Quarterly
             Inc., Newpark Shipbuilding-Galveston Island, Inc., Newpark    Report on Form 10-Q for period ending
             Shipbuilding-Pelican Island, Inc., Newpark                    September 30, 1999, filed November 29, 1999
             Shipbuilding-Greens Bayou, Inc. and Newpark
             Shipbuilding-Pasadena, Inc., as Borrowers, and Banc of
             America Commercial Finance Corporation, as Lender, dated
             October 14, 1999

21.1         Subsidiaries of Registrant                                    Exhibit 21.1 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

27.1         Financial Data Schedule                                       Filed herewith


* This contract is a management contract or compensatory plan.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST WAVE MARINE, INC.



                                  By: /s/ Suzanne B. Kean
                                     -------------------------------
                                     Suzanne B. Kean
                                     Senior Vice President and General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                   Title                                                   Date

 /s/ Samuel F. Eakin                        Chairman of the Board, Chief Executive Officer          April 13, 2000
------------------------------------        and Director (Principal Executive Officer)
Samuel F. Eakin

 /s/ H. Grady Walker, III                   President and Chief Operating Officer                   April 13, 2000
------------------------------------
H. Grady Walker, III

 /s/ David B. Ammons                        Executive Vice President, Secretary and                 April 13, 2000
------------------------------------        Director
David B. Ammons

 /s/ Frank R. Pierce                        Senior Vice President, Chief Financial Officer          April 13, 2000
------------------------------------        (Principal Financial Officer)
Frank R. Pierce

 /s/ Dale E. Schexnayder                    Corporate Controller                                    April 13, 2000
------------------------------------        (Principal Accounting Officer)
Dale E. Schexnayder

 /s/ Frank W. Eakin                         Director                                                April 13, 2000
------------------------------------
Frank W. Eakin

 /s/ James D. Cole                          Director                                                April 13, 2000
------------------------------------
James D. Cole

 /s/ Paul E. O'Neill, II                    Director                                                April 13, 2000
------------------------------------
Paul E. O'Neill, II

                                       56

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
           FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
     WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


      No Annual Report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
2.1          Stock Exchange Agreement dated as of October 16, 1997         Exhibit 2.1 to Form S-1 Registration
             between the Company and certain shareholders of Newpark       Statement No. 333-38157, filed January 26,
             Shipbuilding and Repair, Inc.                                 1998

2.2          Distribution of Stock Agreement between John Bludworth        Exhibit 2.1 to Company's Quarterly Report on
             Marine, Inc. (now known as Newpark Shipbuilding-Pasadena,     Form 10-Q for period ending June 30, 1998,
             Inc.), EAE Services, Inc., First Wave Marine, Inc., and       filed August 13, 1998
             Newpark Marine Fabricators, Inc. (now known as Newpark
             Shipbuilding-Pelican Island, Inc.), dated as of July 29,
             1998.

2.3          Articles of Merger of Bludworth Shipyard and Fabrication,     Exhibit 2.2 to Company's Quarterly Report on
             Inc. into Newpark Marine Fabricators, Inc.(now known as       Form 10-Q for period ending June 30, 1998,
             Newpark Shipbuilding-Pelican Island, Inc.), effective as of   filed August 13, 1998
             August 6, 1998.

3.1          Certificate of Incorporation of the Company                   Exhibit 3.1 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.2          Bylaws of the Company                                         Exhibit 3.2 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.3          Articles of Incorporation Newpark Shipbuilding and Repair,    Exhibit 3.13 to Form S-1 Registration
             Inc.                                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.3.1        Articles of Amendment dated February 3, 1994 to the           Exhibit 3.14 to Form S-1 Registration
             Articles of Incorporation of Newpark Shipbuilding and         Statement No. 333-38157, filed January 26,
             Repair, Inc.                                                  1998

3.3.2        Articles of Amendment dated April 25, 1994 to the Articles    Exhibit 3.15 to Form S-1 Registration
             of Incorporation of Newpark Shipbuilding and Repair, Inc.     Statement No. 333-38157, filed January 26,
                                                                           1998

3.3.3        Articles of Amendment dated August 29, 1996 to the Articles   Exhibit 3.17 to Form S-1 Registration
             of Incorporation of Newpark Shipbuilding and Repair, Inc.     Statement No. 333-38157, filed January 26,
                                                                           1998


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
3.3.4        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.3 to Company's  Quarterly Report on
             Newpark Shipbuilding and Repair, Inc. (now known as Newpark   Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Brady Island, Inc.), effective as of August 7,   filed August 13, 1998
             1998.

3.4          Amended and Restated Bylaws of Newpark Shipbuilding and       Exhibit 3.16 to Form S-1 Registration
             Repair, Inc.                                                  Statement No. 333-38157, filed January 26,
                                                                           1998

3.5          Articles of Incorporation of Louisiana Ship, Inc.             Exhibit 3.3 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.5.1        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.4 to Form S-1 Registration
             Louisiana Ship, Inc.                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.5.2        Articles of Amendment to the Articles of Incorporation of     Exhibit 3.1 to Company's  Quarterly Report on
             Louisiana Ship, Inc. (now known as Newpark                    Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Greens Bayou, Inc.), effective as of August 7,   filed August 13, 1998
             1998.
3.6          Amended and Restated Bylaws of Louisiana Ship, Inc.           Exhibit 3.5 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.7          Articles of Incorporation of EAE Services, Inc.               Exhibit 3.6 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.8          Bylaws of EAE Services, Inc.                                  Exhibit 3.7 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.9          Articles of Incorporation of EAE Industries, Inc.             Exhibit 3.8 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.10         Articles of Amendment to the Articles of Incorporation of     Exhibit 3.9 to Form S-1 Registration
             EAE Industries, Inc.                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.11         Amended and Restated Bylaws of EAE Industries, Inc.           Exhibit 3.10 to Form S-1 Registration
                                                                           Statement No. 333-38157, filed January 26,
                                                                           1998

3.12         Articles of Incorporation of Newpark Marine Fabricators,      Exhibit 3.11 to Form S-1 Registration
             Inc.                                                          Statement No. 333-38157, filed January 26,
                                                                           1998

3.12.1       Articles of Amendment to the Articles of Incorporation of     Exhibit 3.2 to Company's  Quarterly Report on
             Newpark Marine Fabricators, Inc. (now known as Newpark        Form 10-Q for period  ending  June 30,  1998,
             Shipbuilding-Pelican Island, Inc.), effective as of August    filed August 13, 1998
             7, 1998.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
3.13         Bylaws of Newpark Marine Fabricators, Inc. (now known as      Exhibit 3.12 to Form S-1 Registration
             Newpark Shipbuilding-Pelican Island, Inc.)                    Statement No. 333-38157, filed January 26,
                                                                           1998

3.14         Articles of Incorporation of John Bludworth Marine, Inc.      Exhibit 3.14 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

3.14.1       Articles of Amendment to the Articles of Incorporation of     Exhibit  3.14.1 to the Company's Annual
             John Bludworth Marine, Inc. (now known as Newpark             Report on Form 10-K for the year ended
             Shipbuilding-Pasadena, Inc.), effective as of August 7,       December 31, 1998, filed March 19, 1999
             1998.

3.15         Bylaws of John Bludworth Marine, Inc. (now known as Newpark   Exhibit  3.15 to the Company's Annual Report
             Shipbuilding-Pasadena, Inc.)                                  on Form 10-K for the year ended December 31,
                                                                           1998, filed  March 19, 1999

3.16         Certificate of Incorporation of FirstWave Management, Inc.    Exhibit  3.16 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

3.17         Bylaws of FirstWave Management, Inc.                          Exhibit  3.17 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

4.1          Indenture between First Wave Marine, Inc., as Issuer and      Exhibit 4.1 to Company's Quarterly Report on
             Newpark Shipbuilding and Repair, Inc. (now known as Newpark   Form 10-Q for period ending June 30, 1998,
             Shipbuilding-Brady Island, Inc.), EAE Services, Inc., EAE     filed August 13, 1998
             Industries, Inc., Newpark Marine Fabricators, Inc. (now
             known as Newpark Shipbuilding-Pelican Island, Inc.) and
             Louisiana Ship, Inc. (now known as Newpark
             Shipbuilding-Greens Bayou, Inc.), as Subsidiary Guarantors
             and Bank One, N.A., as Trustee, dated as of February 2,
             1998.

4.1.1        First Supplemental Indenture between First Wave Marine,       Exhibit 4.3 to Company's Quarterly Report on
             Inc., as Issuer, Subsidiary Guarantors named therein and      Form 10-Q for period ending June 30, 1998,
             Bank One, N.A., as Trustee, dated as of February 3, 1998.     filed August 13, 1998

4.1.2        Second Supplemental Indenture between First Wave Marine,      Exhibit 4.3 to Company's Quarterly Report on
             Inc., as Issuer, Subsidiary Guarantors named therein and      Form 10-Q for period ending June 30, 1998,
             Bank One, N.A., as Trustee, dated as of May 18, 1998.         filed August 13, 1998

4.1.3        Third Supplemental Indenture between First Wave Marine,       Exhibit 4.1.3 to the Company's Annual Report
             Inc., as Issuer, Subsidiary Guarantors named therein and      on Form 10-K for the year ended December 31,
             Bank One, N.A., as Trustee, dated as of December 11, 1998.    1998, filed March 19, 1999

10.1         Stock Purchase Agreement dated October 15, 1997 between the   Exhibit 10.1 to Form S-1 Registration
             Company and John L. Bludworth, III et al.                     Statement No. 333-38157, filed January 26,
                                                                           1998

10.1.1       First Amendment to Stock Purchase Agreement dated October     Exhibit 10.5 to Form S-1 Registration
             17, 1997 between the Company and John L. Bludworth, III et    Statement No. 333-38157, filed January 26,
             al.                                                           1998

10.1.2       Second Amendment to Stock Purchase Agreement dated January Exhibit
             2.3 to the Company's Current Report 30, 1998 between the Company and John L. Bludworth, III et on Form 8-K, filed February 13, 1998 al.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
10.3         Assignment and Assumption of Lease from PMB Engineering,      Exhibit 10.3 to Form S-1 Registration
             Inc. as Assignor and Newpark Marine Fabricators, Inc. as      Statement No. 333-38157, filed January 26,
             Assignee effective the first day of November 1997.            1998

10.4         Attornment Agreement by and between Newpark Marine            Exhibit 10.7 to Form S-1 Registration
             Fabricators, Inc., The Board of Trustees of the Galveston     Statement No. 333-38157, filed January 26,
             Wharves and The City of Galveston dated effective as of 1998
             November 1, 1997.

10.5         Amended and Restated 1997 Incentive Equity Plan effective     Exhibit 10.8 to Form S-1 Registration
             as of December 30, 1997.*                                     Statement No. 333-38157, filed January 26,
                                                                           1998

10.5.1       Amendment No. 1 to the First Wave Marine, Inc. Amended and    Exhibit 10.2 to the Company's Quarterly
             Restated 1997 Incentive Equity Plan*                          Report on Form 10-Q for period ending
                                                                           September 30, 1999, filed November 29, 1999

10.6         Form of Stock Option Agreement for certain options granted    Exhibit 10.9 to Form S-1 Registration
             by the Company to Messrs. S. Eakin, F. Eakin and D. Ammons    Statement No. 333-38157, filed January 26,
             dated December 30, 1997*                                      1998

10.7         Form of Stock Option Agreement for certain options granted    Exhibit 10.10 to Form S-1 Registration
             by the company to certain executives and other employees      Statement No. 333-38157, filed January 26,
             dated December 30, 1997*                                      1998

10.8         Pledge and Security Agreement between First Wave Marine,      Exhibit  10.1 to Company's  Quarterly  Report
             Inc. and Bank One, N.A., as Pledge Agent and Trustee, dated   on Form  10-Q  for  period  ending  June  30,
             as of February 2, 1998.                                       1998, filed August 13, 1998

10.9         Promissory Note of Samuel F. Eakin                            Exhibit 10.1 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.10        Promissory Note of Frank W. Eakin                             Exhibit 10.2 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.11        Promissory Note of David B. Ammons                            Exhibit 10.3 to Company's Quarterly Report
                                                                           on Form 10-Q for period ending March 31,
                                                                           1998, filed May 15, 1998

10.12        Sale and Purchase Agreement between FW Marine Properties,     Exhibit 2.1 to the Company's Current Report
             Inc. (now known as Newpark Shipbuilding-Galveston Island,     on Form 8-K, filed May 29, 1998
             Inc.) and Galveston Shipbuilding Company, dated as of May
             1, 1998.

10.13        Credit Agreement between First Wave Marine, Inc., as          Exhibit  10.3 to Company's  Quarterly  Report
             Borrower, each of the banks or lending institutions from      on Form  10-Q  for  period  ending  June  30,
             time to time party thereto, as Banks and Southwest Bank of    1998, filed August 13, 1998
             Texas, N.A., as Agent, dated as of June 9,1998.


EXHIBIT                                                                    INCORPORATED BY REFERENCE FROM THE
  NO.                        DESCRIPTION                                       FOLLOWING DOCUMENTS:
-------                      -----------                                       -------------------
10.14        Loan Agreement between Newpark Shipbuilding-Brady Island,     Exhibit 10.1 to the Company's Quarterly
             Inc., as Borrower, and Sterling Bank, as Lender, dated July   Report on Form 10-Q for period ending June
             1, 1999                                                       30, 1999, filed August 13, 1999



10.15        Loan and Security Agreement between First Wave Marine,        Exhibit 10.1 to the Company's Quarterly
             Inc., Newpark Shipbuilding-Galveston Island, Inc., Newpark    Report on Form 10-Q for period ending
             Shipbuilding-Pelican Island, Inc., Newpark                    September 30, 1999, filed November 29, 1999
             Shipbuilding-Greens Bayou, Inc. and Newpark
             Shipbuilding-Pasadena, Inc., as Borrowers, and Banc of
             America Commercial Finance Corporation, as Lender, dated
             October 14, 1999

21.1         Subsidiaries of Registrant                                    Exhibit 21.1 to the Company's Annual Report
                                                                           on Form 10-K for the year ended December 31,
                                                                           1998, filed March 19, 1999

27.1         Financial Data Schedule                                       Filed herewith



    *        This contract is a management contract or compensatory plan.