Form 10-Q
period 2000-03-31
FIRST WAVE MARINE INC
filed 2000-05-15
CIK 1047860

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]     No

  Number of shares of common stock outstanding as of May 12, 2000: 11,756,955.

===============================================================================

                            FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 2000


                                                                                          Page
                                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets - March 31, 2000 and December 31, 1999             1

             Consolidated Statements of Operations for the Three Month
                  Period Ended March 31, 2000 and 1999                                      2

             Consolidated Statement of Cash Flows for the Three Month
                  Period Ended March 31, 2000 and 1999                                      3

             Notes to Unaudited Consolidated Financial Statements                           4

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 5

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                     7

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                                              8

Item 6.      Exhibits and Reports on Form 8-K                                               8

                         PART I: FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                     ASSETS
                                                                                      March 31,         December 31,
                                                                                         2000               1999
                                                                                      -----------      --------------
                                                                                      (Unaudited)
Current assets:

   Cash and cash equivalents                                                          $      592         $     8,379
   Accounts receivable, less allowance of $178 in 2000 and $160 in 1999                   20,300              12,691
   Inventories                                                                             1,060               1,042
   Costs and estimated earnings in excess of billings on uncompleted contracts             4,707               5,096
   Prepaids and other                                                                        693               1,112
   Income tax receivable                                                                   1,746               1,841
   Deferred income taxes                                                                     851                 755
                                                                                      -----------      --------------
           Total current assets                                                           29,949              30,916
Property and equipment, net                                                               71,931              72,675
Financing costs, net                                                                       3,641               3,765
Goodwill and other intangibles, net                                                       14,570              14,702
Shareholder lines of credit                                                                  840                 783
Deposits and other                                                                           351                 274
                                                                                      -----------      --------------
                                                                                       $ 121,282         $   123,115
                                                                                      ===========      ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Outstanding checks in excess of bank balance                                       $    1,875         $       ---
   Accounts payable                                                                        4,989               4,834
   Accrued liabilities                                                                     8,553               8,073
   Billings in excess of costs and estimated earnings on uncompleted contracts               ---                 235
   Accrued interest payable                                                                2,276               4,611
   Current portion of long-term debt                                                         842                 894
   Notes payable and short-term borrowings                                                   648                 182
                                                                                     -----------        ------------
           Total current liabilities                                                      19,183              18,829
Long-term obligations                                                                      6,999               7,205
Subordinated debt                                                                          6,328               6,328
Senior notes                                                                              90,000              90,000
Deferred income taxes                                                                      1,999               2,234
Other liabilities                                                                          1,547               1,510
Commitments and contingencies                                                                ---                 ---
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 2,000 shares authorized, no shares issued                ---                 ---
   Common stock, $.01 par value, 21,000 shares authorized, 11,757 shares issued
      and outstanding at March 31, 2000 and December 31, 1999                                118                 118
   Additional paid-in capital                                                              3,490               3,490
   Retained earnings (deficit)                                                            (8,382)             (6,599)
                                                                                     -----------        ------------
           Total stockholders' equity (deficit)                                           (4,774)             (2,991)
                                                                                     -----------        ------------
                                                                                      $  121,282          $  123,115
                                                                                     ===========        ============

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         2000         1999
                                                     ------------- -----------
Revenues:
   Repair and upgrade                                  $ 21,223    $   21,182
   New construction                                       5,676         3,419
   Environmental services                                 1,020         1,300
                                                     ------------- -----------
                                                         27,919        25,901
Cost of revenues                                         24,771        21,720
                                                     ------------- -----------
   Gross profit                                           3,148         4,181
General and administrative expenses                       2,463         2,588
                                                     ------------- -----------
   Income from operations                                   685         1,593
Interest expense - net                                    2,757         2,528
                                                     ------------- -----------
   Income (loss) before income taxes                     (2,072)         (935)
Income tax expense (benefit)                               (289)         (299)
                                                     ------------- -----------
   Net income (loss)                                   $ (1,783)   $     (636)
                                                     ============= ===========

Basic and diluted earnings (loss) per share:
   Net income (loss)                                   $  (0.15)   $    (0.05)
                                                     ============= ===========

Weighted-average shares:
   Basic and diluted                                     11,757        11,757
                                                     ============= ===========

        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          2000            1999
                                                                                       ------------    -----------
Cash flows from operating activities:
   Net loss                                                                            $   (1,783)     $     (636)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         1,634           1,541
      Accretion of discounts on investments held-to-maturity                                  ---             (33)
      Provision for doubtful accounts                                                          18               8
      Deferred income tax provision                                                          (331)            (33)
   Change in assets and liabilities:
      Accounts receivable                                                                  (7,627)         (5,203)
      Inventories                                                                             (18)           (157)
      Costs and estimated earnings in excess of billings on uncompleted contract              389             789
      Other assets                                                                            419            (612)
      Income tax receivable                                                                    95            (274)
      Deposits and other                                                                     (134)            (66)
      Accounts payable                                                                        155             132
      Accrued liabilities                                                                     479             628
      Billings in excess of costs and estimated earnings on uncompleted contract             (235)            697
      Accrued interest payable                                                             (2,961)         (2,475)
      Other liabilities                                                                       664             235
                                                                                       ------------    -----------
        Net cash used in operating activities                                              (9,236)         (5,459)
                                                                                       ------------    -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                                     (634)         (1,869)
   Proceeds from maturity of investments held-to-maturity                                     ---           6,274
   Proceeds from sales of investments available-for-sale                                      ---           2,077
                                                                                       ------------    -----------
        Net cash (used in) provided by investing activities                                  (634)          6,482
                                                                                       ------------    -----------
Cash flows from financing activities:
   Outstanding checks in excess of bank balance                                             1,875             ---
   Payments on long-term debt and notes payable                                              (262)             (7)
   Net borrowings (repayments) on revolving line of credit                                    470             ---
                                                                                       ------------    -----------
        Net cash provided by (used in) financing activities                                 2,083              (7)
                                                                                       ------------    -----------
        Net (decrease) increase in cash and cash equivalents                               (7,787)          1,016
Cash and cash equivalents at beginning of period                                            8,379           1,654
                                                                                       ------------    -----------
Cash and cash equivalents at end of period                                             $      592      $    2,670
                                                                                       ============    ===========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, included in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as statements as may be made by management, orally or in writing related thereto, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect" or similar statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's services resulting from reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations,
               (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers, and (vi) risks related to the highly leveraged posture of the Company. Additionally, the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be consulted for an expanded discussion of risk factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

               First Wave currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. The Company currently employs approximately 1,000 employees at its six shipyards.

               RESULTS OF OPERATIONS

               Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

               Revenues increased 8% to $27.9 million in the 2000 period, compared with $25.9 million in the 1999 period, primarily due to the increase in new construction revenue which was partially off-set by a reduction in environmental services revenue.

               Cost of revenues rose 14% to $24.8 million in the 2000 period from $21.7 million in the 1999 period, due to the additional revenue generated.

               Gross profit decreased 25% to $3.1 million in the 2000 period from $4.2 million in the 1999 period, primarily due to the increase in lower-margin barge new construction work. In addition, the inland boat and barge repair market has experienced consolidation over the past several years, resulting in reduced rates and decreased demand in the market for boat and barge repair services.

               The gross profit margin decreased to 11% in the 2000 period from 16% in the 1999 period, due to the increase in lower margin new construction revenue, and the decrease in higher margin inland boat and barge repair revenue.

               General and administrative expenses decreased slightly to $2.5 million in the 2000 period from $2.6 million in the 1999 period. General and administrative expenses as a percentage of revenues for the 2000 period represented 9% of total revenues, as compared to 10% for the 1999 period.

               During late 1999, the Company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all periods presented.

               Net interest expense rose to $2.7 million in the 2000 period from $2.5 million in the 1999 period primarily due to the interest incurred on the Company's new credit facility entered into October 1999, which includes a $4.0 million term loan.

               During the 2000 period, the Company recognized an income tax benefit of approximately 14%, as compared to an income tax benefit during the prior period of approximately 32%. The benefit recognized in the current period reflects the expected tax rate to be applicable for the full fiscal year of 2000.

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

               Under its indenture entered into in 1998 in connection with the Senior Notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable plus up to an additional $5 million. In October 1999, the Company entered into a $20 million revolving credit and term loan facility (the "Facility") that matures on October 14, 2003. The revolving portion of the Facility, initially $16 million, is secured by accounts receivable of all but one of the Company's subsidiaries. It bears interest at 0.50% per annum in excess of The Wall Street Journal prime rate. The term portion of the Facility ("Term Loan"), $4 million (the Company has approximately $1 million of other debt), is secured by certain dry-docks and real estate. The Term Loan bears interest at 1.00% per annum in excess of The Wall Street Journal prime rate. The Term Loan requires monthly principal payments of $56,000, with the unpaid balance due at the maturity of the Facility. The Facility required that cumulative net losses of the Company as defined in the agreement after October 1, 1999 not exceed $3.0 million. The Company is required to pay a fee of 0.25% per annum on the unused portion of the total Facility, based on a minimum total loan amount of $5 million, and certain other administrative costs.

               In April 2000, the Company entered into an amendment to the Facility. The amendment provided for a 200 basis point adjustment to the Facility interest rates in exchange for an increase to $4.5 million of the cumulative net loss covenant commencing January 1, 2000. The increased interest rates will be reduced back to the original Facility rates upon the Company reporting a positive net income. The rates will adjust quarterly thereafter, remaining at the original rates for each quarter the Company reports a positive net income. The Company is engaged in discussions with the lender regarding additional changes to this Facility to add to the revolving portion of the Facility the receivables of the remaining subsidiary not originally included.

               The Company had outstanding borrowings on the revolving portion of the Facility of approximately $470,000 at March 31, 2000.

               Net cash used in operating activities for the three month periods ended March 31, 2000 and 1999 was $9.2 million and $5.5 million, respectively. The decrease in cash generated from operations is primarily due to the increase in accounts receivable and the increase in net loss for the period.

               Net cash (used in) provided by investing activities was ($634,000) and $6.5 million for the three month periods ended March 31, 2000 and 1999, respectively. During the 2000 period, cash used in investing activities was used for capital expenditures. During the 1999 period, cash provided by investing activities was generated by sales and maturities of investments which were partially off-set by asset additions.

               Net cash provided by (used in) financing activities was $2.1 million and ($7,000) for the three month periods ended March 31, 2000 and 1999, respectively. The increase in cash provided by financial activities is primarily due to the increase in outstanding checks in excess of bank balance and net borrowings on the Company's line of credit.

               The Company has budgeted for the remainder of 2000 approximately $4.5 million for planned capital projects at its facilities. The Company currently has no formal commitments for these projects.

               Management believes that with the cash generated from operations and borrowings under the Company's line of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures, working capital needs and debt service for the remainder of fiscal year 2000. If capital requirements or revenue vary materially from our current expectations or if unforeseen circumstances occur, we may require additional equity sooner than we anticipated.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company is exposed to interest rate risk in connection with its variable rate debt instruments. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2000, and should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Borrowings under the Company's Revolving Credit and Term Loan Facilities bear interest at variable rates equal to the prime rate as quoted in The Wall Street Journal plus the applicable margin. Because The Wall Street Journal rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in this rate may have on the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities. Increases in the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities would result in increased interest expense and a reduction in the Company's net income and after tax cash flow. At March 31, 2000, there was approximately $3.8 million indebtedness outstanding under the term portion and approximately $0.5 million indebtedness outstanding under the revolving portion of the Revolving Credit and Term Loan Facilities, or approximately 4% of the Company's outstanding long-term debt obligations on that date, bearing interest at variable rates.

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

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

           On August 13, 1998, one of the Company's subsidiaries, Newpark-Brady, was the subject of a search warrant executed by a multi-agency environmental task force. The government's search warrant was primarily directed at the facility's wastewater treatment plant. The Board of Directors of the Company authorized outside legal counsel to conduct an internal corporate investigation of the matters raised by the agencies in their investigation. In addition, the Company promptly undertook aggressive measures to assure environmental compliance. In December 1998, the internal investigation concluded that no officer or director of Newpark-Brady or the Company participated in or had knowledge of any non-compliance or wrong doing. In 1999, the Board adopted a Compliance and Ethics Code with a third party anonymous hotline to further strengthen the Company's legal compliance in all areas, including environmental. This Code was implemented in all facilities in February 2000.

           In March 2000, to settle all issues relating to the task force's investigation, Newpark-Brady negotiated agreements with both the Federal and State governments. Newpark-Brady agreed with the Harris County District Attorney's office to plead nolo contendere to two State Informations as follows: (i) a misdemeanor for a permit discharge violation of the Texas Water Code based on the sampling and conduct of a Newpark-Brady employee on February 16, 1998, and (ii) a misdemeanor for failure to notify or report based on February 18, 1998 conduct of the same employee. In late March 2000, Newpark-Brady made these pleas and paid a $100,000 fine for each violation charged. Newpark-Brady further agreed with the U.S. Attorney's Office to plead guilty to a one-count federal Information. The federal Information charges a misdemeanor violation of the Clean Water Act citing Newpark-Brady's negligent failure to take samples that were representative of the volume and nature of discharges from its wastewater treatment plant. The federal plea was also entered in late March 2000; in connection therewith, Newpark-Brady paid a $25,000 fine. In addition, Newpark-Brady separately agreed to contribute over a period of approximately eighteen months, $550,000 to the Galveston Bay Foundation and $425,000 to the Coastal Conservation Association of Texas to be used in projects benefiting the local environment.

ITEM 2-5.  NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

            Exhibit
            Number          Description
            -------         -----------
            * 10.1          First  Amendment to Loan and Security Agreement
                            between First Wave Marine, Inc., Newpark
                            Shipbuilding-Galveston Island, Inc., Newpark
                            Shipbuilding-Pelican Island, Inc., Newpark
                            Shipbuilding-Greens Bayou, Inc. and Newpark
                            Shipbuilding-Pasadena, Inc., as Borrowers, and
                            Banc of America Commercial Finance Corporation, as Lender, dated April 11, 2000.

            * 27.1          Financial Data Schedule.

                         *  Filed herewith

(b)        Reports on Form 8-K

                          None

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST WAVE MARINE, INC.





May 12, 2000                                  By:   /s/ Frank R. Pierce
                                                   ----------------------
                                                    Frank R. Pierce
                                                    Senior Vice President and
                                                    Chief Financial Officer





May 12, 2000                                  By:   /s/ Dale E. Schexnayder
                                                   --------------------------
                                                    Dale E. Schexnayder
                                                    Corporate Controller

                                 EXHIBIT INDEX

      Exhibit
      Number          Description
      -------         -----------
      * 10.1          First  Amendment to Loan and Security Agreement
                      between First Wave Marine, Inc., Newpark
                      Shipbuilding-Galveston Island, Inc., Newpark
                      Shipbuilding-Pelican Island, Inc., Newpark
                      Shipbuilding-Greens Bayou, Inc. and Newpark
                      Shipbuilding-Pasadena, Inc., as Borrowers, and
                      Banc of America Commercial Finance Corporation, as Lender, dated April 11, 2000.

      * 27.1          Financial Data Schedule.

                   *  Filed herewith