Form 10-Q
period 2000-06-30
FIRST WAVE MARINE INC
filed 2000-08-14
CIK 1047860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------

                                    FORM 10-Q

                               -----------------


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

                        Commission file number 333-38157

                             FIRST WAVE MARINE, INC.
             (Exact name of Registrant as specified in its charter)




              DELAWARE                                           76-0461352
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           2102 BROADWAY                                          (Zip Code)
           HOUSTON, TEXAS                                           77012
(Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 847-4600

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ ] Yes   [ ] No

         Number of shares of common stock outstanding as of August 11, 2000:
11,756,955.

================================================================================

                             FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                  JUNE 30, 2000

                                                                             PAGE
                                                                             ----
PART I:    FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets - June 30, 2000 and
                   December 31, 1999                                           1

               Consolidated Statements of Operations for the Three Month
                   and Six Month Periods Ended June 30, 2000 and 1999          2

               Consolidated Statements of Cash Flows for the Six Month
                   Periods Ended June 30, 2000 and 1999                        3

               Notes to Unaudited Consolidated Financial Statements            4

Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                   5

Item 3.        Quantitative and Qualitative Disclosures about Market Risk      9


PART II:   OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               10

                          PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   June 30,     December 31,
                                                                                       2000             1999
                                                                                  ---------     ------------
                                                                                          (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                      $   1,322        $   8,379
   Accounts receivable, less allowance of $226 in 2000
      and $160 in 1999                                                               13,763           12,691
   Inventories                                                                        1,008            1,042
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           5,135            5,096
   Prepaids and other                                                                   844            1,112
   Income tax receivable                                                                886            1,841
   Deferred income taxes                                                                904              755
                                                                                  ---------        ---------
      Total current assets                                                           23,862           30,916
Property and equipment, net                                                          71,052           72,675
Financing costs, net                                                                  3,517            3,765
Goodwill and other intangibles, net                                                  14,441           14,702
Shareholder lines of credit                                                             841              783
Deposits and other                                                                      334              274
                                                                                  ---------        ---------
                                                                                  $ 114,047        $ 123,115
                                                                                  =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   2,075        $   4,834
   Accrued liabilities                                                                5,862            8,073
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                             --              235
   Accrued interest payable                                                           4,629            4,611
   Current portion of long-term debt and capital lease obligation                       842              894
   Notes payable                                                                        174              182
                                                                                  ---------        ---------
      Total current liabilities                                                      13,852           18,829
Long-term obligations                                                                 6,808            7,205
Subordinated debt                                                                     6,328            6,328
Senior notes                                                                         90,000           90,000
Deferred income taxes                                                                 2,059            2,234
Other liabilities                                                                     2,065            1,510
Commitments and contingencies                                                            --               --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued                                                      --               --
   Common stock, $.01 par value, 21,000 shares
       authorized, 11,757 shares issued and outstanding
       at June 30, 2000 and December 31, 1999                                           118              118
   Additional paid-in capital                                                         3,490            3,490
   Retained earnings (deficit)                                                      (10,403)          (6,599)
                                                                                  ---------        ---------
       Total stockholders' equity                                                    (6,795)          (2,991)
                                                                                  ---------        ---------
                                                                                  $ 114,047        $ 123,115
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
                                   (Unaudited)



                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                            June 30,
                                                    2000            1999                 2000           1999
                                                 -------         -------              -------        -------
Revenues:
   Repair and upgrades                           $15,019         $12,848              $36,242        $34,030
   New construction                                1,162           4,177                6,838          7,596
   Environmental services                            922           1,038                1,942          2,338
                                                 -------         -------              -------        -------
                                                  17,103          18,063               45,022         43,964
Cost of revenues                                  14,332          17,522               39,103         39,242
                                                 -------         -------              -------        -------
   Gross profit                                    2,771             541                5,919          4,722
General and administrative expenses                2,551           3,506                5,014          6,094
                                                 -------         -------              -------        -------
   Income from operations                            220          (2,965)                 905         (1,372)
Interest expense - net                             2,826           2,510                5,583          5,038
                                                 -------         -------              -------        -------
   Income before income taxes                     (2,606)         (5,475)              (4,678)        (6,410)
Income tax expense (benefit)                        (585)         (1,962)                (874)        (2,261)
                                                 -------         -------              -------        -------

   Net income (loss)                             $(2,021)        $(3,513)             $(3,804)       $(4,149)
                                                 =======         =======              =======        =======

Basic and diluted earnings per share:
   Net income (loss)                             $ (0.17)        $ (0.30)             $ (0.32)       $ (0.35)
                                                 =======         =======              =======        =======

Weighted-averaged shares:
   Basic and diluted                              11,757          11,757               11,757         11,757
                                                 =======         =======              =======        =======






        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Month Periods Ended June 30,
                                 (In thousands)
                                   (Unaudited)

                                                                                                 2000                 1999
                                                                                             --------             --------
Cash flows from operating activities:
   Net income (loss)                                                                         $ (3,804)            $ (4,149)

   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
      Depreciation and amortization                                                             3,186                3,169
      Accretion of discounts on investments held-to-maturity                                      ---                  (33)
      Provision for doubtful accounts                                                              66                  132
      Loss (gain) on sale of property and equipment                                                 5                  ---
      Write-off of property and equipment                                                         115                  439
      Deferred income tax provision                                                              (324)                (397)
      Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                    (1,138)               2,704
        Inventories                                                                                34                  (77)
        Costs and estimated earnings in excess of billings on uncompleted contracts               (39)              (1,482)
        Other assets                                                                              268                 (374)
        Income tax receivable                                                                     955               (1,509)
        Deposits and other                                                                       (118)                 (67)
        Accounts payable                                                                       (2,759)                 609
        Accrued liabilities                                                                    (2,211)                 388
        Billings in excess of costs and estimated earnings on uncompleted contracts              (235)                 433
        Accrued interest payable                                                                   18                  333
        Other liabilities                                                                         555                  126
                                                                                             --------             --------
              Net cash provided by (used in) operating activities                              (5,426)                 245
                                                                                             --------             --------
Cash flows from investing activities:
   Acquisition of property and equipment                                                       (1,274)              (3,813)
   Proceeds from maturity of investments held-to-maturity                                         ---                6,274
   Proceeds from sales of investments available-for-sale                                          ---                2,077
   Proceeds from sales of property and equipment                                                  100                   35
                                                                                             --------             --------
               Net cash provided by (used in) investing activities                             (1,174)               4,573
                                                                                             --------             --------
Cash flows from financing activities:
   Payments on long-term debt and notes payable                                                  (457)                 (49)
                                                                                             --------             --------
               Net cash (used in) provided by financing activities                               (457)                 (49)
                                                                                             --------             --------
               Net increase (decrease) in cash and cash equivalents                            (7,057)               4,769
Cash and cash equivalents at beginning of period                                                8,379                1,654
                                                                                             --------             --------
Cash and cash equivalents at end of period                                                   $  1,322             $  6,423
                                                                                             ========             ========


        The accompanying notes are an integral part of these statements.

                   FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as statements as may be made by management, orally or in writing related thereto, are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect" or similar statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's services resulting from reduced levels of capital expenditures of the Company's customers in the offshore drilling rig, offshore support vessel, offshore barge, ship and inland marine industries, (ii) risks related to the expansion of operations, (iii) operating risks relating to conversion and repair of drilling rigs, offshore support vessels, offshore barges, ships and inland marine vessels, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the highly leveraged posture of the Company, and (vii) risks related to regulatory and environmental matters. Additionally, the Company's Report on Form 10-K for the year ended December 31, 1999 should be consulted for an expanded discussion of risk factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

             First Wave currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. The Company currently employs approximately 950 employees at its six shipyards.

             RESULTS OF OPERATIONS

             Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

             Revenues decreased 5% to $17.1 million in the 2000 period, compared with $18.1 million in the 1999 period, primarily as a result of an approximate $3.0 million decrease in new construction activity due to the completion of a barge construction contract at our Galveston Island facility. The decrease in new construction activity was partially offset by an approximate $2.2 million increase in repair and upgrade revenue. The increase in repair and upgrade revenues can be largely attributed to the upturn in exploration and production activity in the Gulf of Mexico resulting from increased oil prices in 1999.

             Cost of revenues as a percentage of total revenues was 84% in the 2000 period compared to 97% in the 1999 period.

             Gross Profit increased 412% to $2.8 million in the 2000 period from $541,000 in the 1999 period. The gross profit margin increased to 16% in the 2000 period from 3% in the 1999 period, due in part to the decrease in lower margin new construction work and an increase in higher margin repair and upgrade work.

             General and administrative expenses decreased 27% to $2.6 million in the 2000 period from $3.5 million in the 1999 period. General and administrative expenses as a percentage of revenues for the 2000 period represented 15% of total revenues, as compared to 19% for the 1999 period. The decrease in general and administrative expenses was due to a decrease in unusual expenditures. During the 2000 period, the Company recognized an asset impairment loss of $115,000 related to the disposal of a dry-dock at the Pasadena facility. In the comparable period in 1999, the Company recorded approximately $813,000 of unusual items related to an unsuccessful acquisition attempt, an impairment loss on a specialized piece of equipment, an asset write-down on the cancellation of the purchase of a piece of equipment, and legal fees related to the environmental investigation at the Brady Island facility which was resolved in the first quarter of 2000. During the 2000 period, corporate expenses decreased approximately $300,000 from the comparable 1999 period as travel expenses related to acquisition attempts decreased, expenses related to the development of the marketing program decreased, and certain job functions were consolidated.

             During late 1999, the company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all 1999 periods presented.

             Net interest expense increased to $2.8 million in the 2000 period from $2.5 million in the 1999 period primarily due to increased interest expense related to borrowings on the Company's revolving credit and term loan facility entered into in October 1999.

             During the 2000 period, the Company recognized an income tax benefit of approximately 22%, as compared to an income tax benefit during the 1999 period of approximately 36%. The benefit recognized in the current period reflects a projected effective tax rate to be applicable for the full fiscal year of 2000.


             Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

             Revenues increased 2% to $45.0 million in the 2000 period, compared with $44.0 million in the 1999 period. Though total revenues increased marginally, revenues derived from new construction and environmental services decreased a combined $1.2 million due primarily to the completion of a barge construction contract at the Company's Galveston Island facility in the first quarter of 2000. The approximate $2.2 million increase in repair and upgrade revenues can be largely attributed to the upturn in exploration and production activity in the Gulf of Mexico resulting from increased oil prices in 1999.

             Cost of revenues as a percentage of total revenues was 87% in the 2000 period compared to 89% in the 1999 period. The cost of revenue percentage decreased primarily due to the change in the mix of work.

             Gross profit increased 25% to $5.9 million in the 2000 period from $4.7 million in the 1999 period. The gross profit margin increased to 13% in the 2000 period from 11% in the 1999 period, due in part to the decrease in lower margin new construction revenue.

             General and administrative expenses decreased 18% to $5.0 million in the 2000 period from $6.1 million in the 1999 period. General and administrative expenses as a percentage of revenues for the 2000 period represented 11% of total revenues, as compared to 14% for the 1999 period. The decrease in general and administrative expenses was due to a decrease in unusual expenditures. In the 2000 period, the Company recognized an asset impairment loss of $115,000 related to the disposal of a dry-dock at the Pasadena facility and expensed $98,000 in legal fees related to the settlement of the environmental investigation at the Brady Island facility which was reached late in the first quarter of 2000. During the comparable period in 1999, the Company recognized unusual expenses of approximately $992,000 related to an unsuccessful acquisition attempt, an impairment loss on a specialized piece of equipment, an asset write-down on the cancellation of the purchase of a piece of equipment, and legal fees related to the environmental investigation at the Brady Island facility. During the 2000 period, corporate expenses decreased approximately $300,000 from the comparable 1999 period as travel expenses related to acquisition attempts decreased, expenses related to the development of the marketing program decreased, and certain job functions were consolidated.

             During late 1999, the company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all 1999 periods presented.

             Net interest expense rose to $5.6 million in the 2000 period from $5.0 million in the 1999 period primarily due to a decrease in interest income from investments held to maturity, and an increase in interest expense related to borrowings on the Company's revolving credit and term loan facility entered into in October 1999.

             During the 2000 period, the Company recognized on income tax benefit of approximately 19%, as compared to an income tax benefit of approximately 35% during the 1999 period. The benefit recognized in the current period reflects an assumed tax rate for the full fiscal year of 2000.


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

             Under its indenture entered into in 1998 in connection with the $90 million Senior Notes offering, the Company is permitted to borrow up to the greater of $20 million or 85% of its accounts receivable, plus up to an additional $5 million. In October 1999, the Company entered into a $20 million revolving credit and term loan facility (the "Facility") that matures on October 14, 2003. The revolving portion of the Facility, initially $16 million, is secured by accounts receivable of all but one of the Company's subsidiaries. The initial interest rate on the revolving portion of the Facility was 0.50% per annum in excess of The Wall Street Journal prime rate. The term portion of the Facility ("Term Loan"), $4 million, is secured by certain dry-docks and real estate. The initial interest rate on the Term Loan was 1.00% per annum in excess of The Wall Street Journal prime rate. The Term Loan requires monthly principal payments of $56,000, with the unpaid balance due at the maturity of the Facility. The Facility initially required that cumulative net losses of the Company as defined in the agreement after October 1, 1999 not exceed $3.0 million. The Company is required to pay a fee of 0.25% per annum on the unused portion of the total Facility, based on a minimum total loan amount of $5 million, and certain other administrative costs.

             In April 2000, the Company entered into an amendment to the Facility. The amendment provided for a 200 basis point adjustment to each of the Facility interest rates in exchange for an increase to $4.5 million of the cumulative net loss covenant commencing January 1, 2000. The increased interest rates will be reduced back to the original Facility rates upon the Company reporting a positive net income. The rates will adjust quarterly thereafter, remaining at the original rates for each quarter the Company reports a positive net income. The Company is engaged in discussions with the lender regarding additional changes to this Facility to add to the revolving portion of the Facility the receivables of the remaining subsidiary not originally included.

             At June 30, 2000, the Company had no outstanding borrowings on the revolving portion of the Facility. As of August 11, 2000, the Company had outstanding borrowings of approximately $2.8 million on the revolving portion of the facility.

             In July 2000, one of the Company's subsidiaries, Newpark Shipbuilding-Pelican Island, Inc., entered into a 24 month Bareboat Charter with a purchase option for a liftbarge. The charter required an initial payment of $680,000, plus seven monthly payments of $40,000 beginning in the eighteenth month. If the purchase option is exercised a final payment of $420,000 is due. The company will account for this Bareboat Charter as a capital lease.

             Net cash (used in) provided by operating activities for the six month periods ended June 30, 2000 and 1999 was ($5.4) million and $245,000, respectively. The decrease in cash provided by operating activities was primarily due to the decrease in accounts payable and accrued liabilities.

             Net cash (used in) provided by investing activities was ($1.2) million and $4.6 million for the six month periods ended June 30, 2000 and 1999, respectively. During the 2000 period, cash used in investing activities was for asset additions.

             Net cash used in financing activities was $457,000 and $49,000 for the six month periods ended June 30, 2000 and 1999, respectively. Cash used in financing activities was for payments on long-term debt and notes payable.

             Management believes that with the cash generated from operations and borrowings under the Company's lines of credit, the Company will have sufficient resources available to meet its anticipated requirements for capital expenditures, working capital needs, and debt service for the remainder of fiscal year 2000. However, with recent increased borrowings under the revolving portion of the Facility, the Company has reduced its available borrowing capacity. Accordingly, if capital requirements or revenue vary materially from our current expectations, or if unforeseen circumstances occur, we will likely require additional equity sooner than we anticipated. There is no assurance that additional debt or equity financing will be available on terms acceptable to the Company, if at all.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to interest rate risk in connection with its variable rate debt instruments. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2000, and should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Borrowings under the Company's Revolving Credit and Term Loan Facilities bear interest at variable rates equal to the prime rate as quoted in The Wall Street Journal plus the applicable margin. Because The Wall Street Journal rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in this rate may have on the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities. Increases in the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities would result in increased interest expense and a reduction in the Company's net income and after tax cash flow. At June 30, 2000, there was approximately $3.6 million indebtedness outstanding under the term portion and no outstanding indebtedness under the revolving portion of the Revolving Credit and Term Loan Facilities, or approximately 3% of the Company's outstanding long-term debt obligations on that date, bearing interest at variable rates.

             The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of variable rate and fixed rate indebtedness. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that actions that it may take to mitigate this risk will be feasible or that these actions, if taken, will be effective.

                           PART II: OTHER INFORMATION


ITEM 1-5.    NOT APPLICABLE.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

  EXHIBIT
  NUMBER       DESCRIPTION
  -------      -----------
  **10.1       First Amendment to Loan and Security Agreement between First
               Wave Marine, Inc., Newpark Shipbuilding-Galveston Island, Inc.,
               Newpark Shipbuilding-Pelican Island, Inc., Newpark
               Shipbuilding-Greens Bayou, Inc. and Newpark
               Shipbuilding-Pasadena, Inc., as Borrowers, and Banc of America
               Commercial Finance Corporation, as Lender, dated April 11, 2000.

   *27.1       Financial Data Schedule.

               *    Filed herewith.
               ** Incorporated by reference from Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for period ending March 31, 2000, filed May 15, 2000.

(b)  Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST WAVE MARINE, INC.





August 11, 2000                        /s/  FRANK R. PIERCE
                                       -----------------------------------
                                       Frank R. Pierce
                                       Vice President and
                                       Chief Financial Officer





August 11, 2000                        /s/  DALE  E. SCHEXNAYDER
                                       -----------------------------------
                                       Dale E. Schexnayder
                                       Corporate Controller

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER       DESCRIPTION
  -------      -----------
  **10.1       First Amendment to Loan and Security Agreement between First

               Wave Marine, Inc., Newpark Shipbuilding-Galveston Island, Inc., Newpark Shipbuilding-Pelican Island, Inc., Newpark
               Shipbuilding-Greens Bayou, Inc. and Newpark
               Shipbuilding-Pasadena, Inc., as Borrowers, and Banc of America Commercial Finance Corporation, as Lender, dated April 11, 2000.

   *27.1       Financial Data Schedule.

               *    Filed herewith.
               ** Incorporated by reference from Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for period ending March 31, 2000, filed May 15, 2000.