Form 10-Q
period 2000-09-30
FIRST WAVE MARINE INC
filed 2000-11-14
CIK 1047860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

                                 -------------


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ ] Yes   [X] No

       Number of shares of common stock outstanding as of November 10, 2000:
11,756,955.

================================================================================

                             FIRST WAVE MARINE, INC.

                               INDEX TO FORM 10-Q
                         FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000



                                                                                      PAGE
PART I:    FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets - September 30, 2000 and
                    December 31, 1999                                                     1

                 Consolidated Statements of Operations for the Three Month
                    and Nine Month Periods Ended September 30, 2000 and 1999              2

                 Consolidated Statements of Cash Flows for the Nine Month
                    Periods Ended September 30, 2000 and 1999                             3

                 Notes to Unaudited Consolidated Financial Statements                     4

  Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             5

  Item 3.        Quantitative and Qualitative Disclosures about Market Risk               9


PART II:   OTHER INFORMATION

  Item 1.        Legal Proceedings                                                       10

  Item 6.        Exhibits and Reports on Form 8-K                                        10

                          PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                September 30,    December 31,
                                                                                         2000            1999
                                                                                -------------    ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $     219       $   8,379
   Accounts receivable, less allowance of $224 in 2000
      and $160 in 1999                                                                 18,213          12,691
   Inventories                                                                            886           1,042
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                             6,090           5,096
   Prepaids and other                                                                     631           1,112
   Income tax receivable                                                                  326           1,841
   Deferred income taxes                                                                  995             755
                                                                                    ---------       ---------
      Total current assets                                                             27,360          30,916
Property and equipment, net                                                            72,564          72,675
Financing costs, net                                                                    3,394           3,765
Goodwill and other intangibles, net                                                    14,299          14,702
Shareholder lines of credit                                                               841             783
Deposits and other                                                                        393             274
                                                                                    ---------       ---------
                                                                                    $ 118,851       $ 123,115
                                                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $   2,596       $   4,834
   Accrued liabilities                                                                  7,149           8,073
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                              584             235
   Accrued interest payable                                                             1,827           4,611
   Current portion of long-term debt and capital lease obligation                         846             894
   Notes payable and short-term borrowings                                              6,810             182
                                                                                    ---------       ---------
      Total current liabilities                                                        19,812          18,829
Long-term obligations                                                                   7,185           7,205
Subordinated debt                                                                       6,328           6,328
Senior notes                                                                           90,000          90,000
Deferred income taxes                                                                   1,834           2,234
Other liabilities                                                                       2,145           1,510
Commitments and contingencies                                                              --              --
Stockholders' equity:
   Preferred stock, $.01 par value, 2,000 shares
       authorized, no shares issued                                                        --              --
   Common stock, $.01 par value, 21,000 shares authorized,
       11,757 shares issued and outstanding
       at September 30, 2000 and December 31, 1999                                        118             118
   Additional paid-in capital                                                           3,490           3,490
   Retained earnings (deficit)                                                        (12,061)         (6,599)
                                                                                    ---------       ---------
       Total stockholders' equity (deficit)                                            (8,453)         (2,991)
                                                                                    ---------       ---------
                                                                                    $ 118,851       $ 123,115
                                                                                    =========       =========


        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                             2000         1999         2000         1999
                                         --------     --------     --------     --------
Revenues:
   Repair and upgrades                   $ 19,950     $ 12,070     $ 56,192     $ 46,100
   New construction                         1,026        6,811        7,864       14,407
   Environmental services                     879          953        2,821        3,291
                                         --------     --------     --------     --------
                                           21,855       19,834       66,877       63,798
Cost of revenues                           17,909       19,319       57,012       58,561
                                         --------     --------     --------     --------
   Gross profit                             3,946          515        9,865        5,237
General and administrative expenses         3,034        3,275        8,048        9,369
                                         --------     --------     --------     --------
   Income (loss) from operations              912       (2,760)       1,817       (4,132)
Interest expense - net                      2,875        2,568        8,458        7,606
                                         --------     --------     --------     --------
   Income (loss) before income taxes       (1,963)      (5,328)      (6,641)     (11,738)
Income tax expense (benefit)                 (305)      (1,896)      (1,179)      (4,157)
                                         --------     --------     --------     --------
   Net income (loss)                     $ (1,658)    $ (3,432)    $ (5,462)    $ (7,581)
                                         ========     ========     ========     ========

Basic and diluted earnings per share:
   Net income (loss)                     $  (0.14)    $  (0.29)    $  (0.46)    $  (0.64)
                                         ========     ========     ========     ========

Weighted-averaged shares:
   Basic and diluted                       11,757       11,757       11,757       11,757
                                         ========     ========     ========     ========








        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Month Periods Ended September 30,
                                 (In thousands)
                                   (Unaudited)

                                                                                           2000        1999
                                                                                       --------     -------
Cash flows from operating activities:
   Net income (loss)                                                                   $ (5,462)    $(7,581)
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
      Depreciation and amortization                                                       4,799       4,836
      Accretion of discounts on investments held-to-maturity                                 --         (33)
      Provision for doubtful accounts                                                        64          91
      Loss (gain) on sale of property and equipment                                           5          13
      Write-off of property and equipment                                                   144         623
      Deferred income tax provision                                                        (640)     (2,179)
      Changes in operating assets and liabilities:
        Accounts receivable                                                              (5,586)      6,343
        Inventories                                                                         156          41
        Costs and estimated earnings in excess of billings on uncompleted contracts        (994)        657
        Other assets                                                                        481      (1,425)
        Income tax receivable                                                             1,515      (1,610)
        Deposits and other                                                                 (177)        (77)
        Accounts payable                                                                 (2,238)      1,169
        Accrued liabilities                                                                (685)      1,198
        Billings in excess of costs and estimated earnings on uncompleted contracts         349         512
        Accrued interest payable                                                         (2,784)     (2,061)
        Other liabilities                                                                   635          66
                                                                                       --------     -------
              Net cash provided by (used in) operating activities                       (10,418)        583
                                                                                       --------     -------
Cash flows from investing activities:
   Acquisition of property and equipment                                                 (3,827)     (4,783)
   Proceeds from maturity of investments held-to-maturity                                    --       6,274
   Proceeds from sales of investments available-for-sale                                     --       2,123
   Proceeds from sales of property and equipment                                            100         165
                                                                                       --------     -------
               Net cash provided by (used in) investing activities                       (3,727)      3,779
                                                                                       --------     -------
Cash flows from financing activities:
   Payments on long-term debt and notes payable                                            (656)        (91)
   Net borrowings (repayments) on revolving line of credit                                6,641          --
                                                                                       --------     -------
               Net cash provided by (used in) financing activities                        5,985         (91)
                                                                                       --------     -------
               Net increase (decrease) in cash and cash equivalents                      (8,160)      4,271
Cash and cash equivalents at beginning of period                                          8,379       1,654
                                                                                       --------     -------
Cash and cash equivalents at end of period                                             $    219     $ 5,925
                                                                                       ========     =======




        The accompanying notes are an integral part of these statements.

                    FIRST WAVE MARINE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of First Wave Marine, Inc. ("First Wave" or the "Company") as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 The consolidated financial statements include the accounts of First Wave and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

         First Wave currently operates three shipyards in the Houston, Texas area (Brady Island, Greens Bayou and Pasadena) and three in the Galveston, Texas area (East Pelican Island, West Pelican Island and Galveston Island). The Company also provides related environmental services, including cleaning, degassing and wastewater treatment. The Company currently employs approximately 1,045 employees at its six shipyards.

         RECENT DEVELOPMENTS

         In August 2000, enforcement officers from the multi-agency environmental task force that regularly patrols the Houston Ship Channel entered the premises of two of the Company's subsidiaries' facilities. The officers obtained photographs, videotape, and water samples. The Company, with the advice and assistance of outside counsel, immediately investigated the circumstances surrounding blasting operations at the two facilities, and, at one facility, terminated several employees for violations of the Company's policies regarding sandblasting operations. The Company has been cooperative with the government's investigation. At this time, the Company cannot estimate the impact that could result from enforcement action, if any, related to the government's investigation. The Company does not believe that any of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal charges or liability.

         James D. Cole, one of the Company's directors, resigned from the Board in October 2000. Mr. Cole's resignation was not the result of any disagreements relating to the Company's operations, policies or practices. Additionally, in May 2000, Mr. Paul E. O'Neill, also a director, resigned from the Board. Mr. O'Neill's resignation was not the result of any disagreements relating to the Company's operations, policies or practices.

         RESULTS OF OPERATIONS

         Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

         Revenues increased 10% to $21.9 million in the 2000 period, compared with $19.8 million in the 1999 period, primarily as a result of a $7.9 million increase in repair and upgrade revenues offset by a $5.8 million decrease in new construction revenues. The increase in repair and upgrade revenues can be largely attributed to the upturn in exploration and production activity in the Gulf of Mexico resulting from increased oil prices in 1999. The decrease in new construction activity was primarily due to the completion of barge construction contracts at the Company's Galveston Island facility in early 2000.

         Cost of revenues as a percentage of total revenues was 82% in the 2000 period compared to 97% in the 1999 period. The cost of revenue percentage decreased primarily as a result of the change in mix of work.

         Gross Profit increased 666% to $3.9 million in the 2000 period from $515,000 in the 1999 period. The gross profit margin increased to 18% in the 2000 period from 3% in the 1999 period, due primarily to an increase in higher margin repair and upgrade work and a decrease in lower margin new construction work.

         General and administrative expenses decreased 7% to $3.0 million in the 2000 period from $3.3 million in the 1999 period primarily due to several unusual items reflected in the 1999 period. General and administrative expenses as a percentage of revenues for the 2000 period represented 14% of total revenues, as compared to 17% for the 1999 period.

         During late 1999, the Company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all 1999 periods presented.

         Net interest expense increased to $2.9 million in the 2000 period from $2.6 million in the 1999 period primarily due to increased interest expense related to increased borrowings on the Company's revolving credit and term loan facility entered into in October 1999.

         During the 2000 period, the Company recognized an income tax benefit of approximately 16%, as compared to an income tax benefit during the 1999 period of approximately 36%. The benefit recognized in the current period reflects a projected effective tax rate to be applicable for the full fiscal year of 2000.


         Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

         Revenues increased 5% to $66.9 million in the 2000 period, compared with $63.8 million in the 1999 period, primarily as a result of a $10.1 million increase in repair and upgrades revenue which was offset by a decrease in new construction revenue of $6.5 million. The increase in repair and upgrade revenues can be largely attributed to the upturn in exploration and production activity in the Gulf of Mexico resulting from increased oil prices in 1999. The decrease in new construction revenue is due to the completion of barge construction contracts at the Company's Galveston Island facility in the first quarter of 2000.

         Cost of revenues as a percentage of total revenues was 85% in the 2000 period compared to 92% in the 1999 period. The cost of revenue percentage decreased primarily as a result of the change in mix of work.

         Gross profit increased 88% to $9.9 million in the 2000 period from $5.2 million in the 1999 period. The gross profit margin increased to 15% in the 2000 period from 8% in the 1999 period, due primarily to an increase in higher margin repair and upgrade work and a decrease in lower margin new construction revenue.

         General and administrative expenses decreased 14% to $8.0 million in the 2000 period from $9.4 million in the 1999 period. General and administrative expenses as a percentage of revenues for the 2000 period represented 12% of total revenues, as compared to 15% for the 1999 period. The decrease in general and administrative expenses was due to a decrease in unusual expenditures. In the 2000 period, the Company recognized an asset impairment loss of $115,000 related to the disposal of a dry-dock at one of the Company's subsidiaries, and expensed $98,000 in legal fees related to the settlement of the environmental investigation at the Brady Island facility which was reached late in the first quarter of 2000. During the comparable period in 1999, the Company recognized unusual expenses of approximately $992,000 related to an unsuccessful acquisition attempt, an impairment loss on a specialized piece of equipment, an asset write-down on the cancellation of the purchase of a piece of equipment, and legal fees related to the environmental investigation at the Brady Island facility. During the 2000 period, corporate expenses decreased approximately $300,000 from the comparable 1999 period as travel expenses related to acquisition attempts decreased, expenses related to the development of the marketing program decreased, and certain job functions were consolidated.

         During late 1999, the company undertook a study of its cost classification system. The study included an account by account analysis as well as a review of industry practices. Based on the results of the study, reclassifications have been made between general and administrative expenses and cost of revenues for all 1999 periods presented.

         Net interest expense rose to $8.5 million in the 2000 period from $7.6 million in the 1999 period primarily due to an increase in interest expense related to increased borrowings on the Company's revolving credit and term loan facility entered into in October 1999.

         During the 2000 period, the Company recognized an income tax benefit of approximately 18%, as compared to an income tax benefit of approximately 35% during the 1999 period. The benefit recognized in the current period reflects an assumed tax rate for the full fiscal year of 2000.

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

         In April 2000, the Company entered into an amendment to the Facility. The amendment provided for a 2% per annum increase to each of the Facility interest rates in exchange for an increase to $4.5 million of the cumulative net loss covenant commencing January 1, 2000. The increased interest rates will be reduced to the original Facility interest rates upon the Company reporting a positive net income. The rates will adjust quarterly thereafter, remaining at the original Facility interest rates for each quarter the Company reports a positive net income.

         In September 2000, the Company was notified by its lender that the Facility was being acquired by another lender. Effective October 2, 2000, the Facility was acquired by the new lender. All terms of the Facility remain the same with the new lender. The Company is engaged in discussions with the new lender regarding changes to the Facility to include in the revolving portion of the Facility the receivables of the remaining subsidiary not originally included.

         As of November 9, 2000, the Company had outstanding borrowings of approximately $6.4 million on the revolving portion of the Facility.

         In July 2000, one of the Company's subsidiaries, Newpark Shipbuilding - Pelican Island, Inc., entered into a 24 month bareboat charter of a liftbarge with a purchase option. The charter required an initial payment of $680,000, plus seven monthly payments of $40,000 beginning in the eighteenth month. If the purchase option is exercised a final payment of $420,000 is due. The Company has accounted for this charter as a capital lease.

         Net cash (used in) provided by operating activities for the nine month periods ended September 30, 2000 and 1999 was $(10.4) million and $583,000, respectively. The decrease in cash provided by operating activities was primarily due to the increase in accounts receivables, and the decreases in accounts payable and accrued interest payable.

         Net cash (used in) provided by investing activities was $(3.7) million and $3.8 million for the nine month periods ended September 30, 2000 and 1999, respectively. During the 2000 period, cash used in investing activities was for asset additions.

         Net cash provided by (used in) financing activities was $6.0 million and $(91,000) for the nine month periods ended September 30, 2000 and 1999, respectively. Cash provided by financing activities was obtained from borrowings on the Company's line of credit, partially offset by payments on long-term debt and notes payable.

         Based on current financial projections, management believes that cash generated from operations and borrowings under the Company's line of credit will provide sufficient resources to meet its anticipated requirements for working capital, capital expenditures, and debt service for the remainder of fiscal year 2000.

         However, management is uncertain that such sources will be sufficient to meet debt service requirements under its senior notes in the first quarter of 2001. Recent increased borrowings under the Company's Facility have reduced its available and unused borrowing capacity. Additionally, it is uncertain whether the Company will remain in compliance with a financial covenant of its Facility into the first quarter of 2001. Accordingly, the Company is continuing to aggressively pursue new equity as well as the sale of non-strategic assets. Furthermore, the Company is in discussions with its new lender on the Facility and has engaged an outside adviser to assist in discussions with holders of the senior notes.

         No assurance can be given that these efforts will be successful. Furthermore, if capital requirements increase or revenue declines materially from our current expectations, or if unforeseen circumstances occur, the Company will require additional funds sooner than anticipated. There is no assurance that funds from additional debt or equity financing or asset sales will be available on terms acceptable to the Company, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk in connection with its variable rate debt instruments. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2000, and should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Borrowings under the Company's Revolving Credit and Term Loan Facilities bear interest at variable rates equal to the prime rate as quoted in The Wall Street Journal plus the applicable margin. Because The Wall Street Journal rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in this rate may have on the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities. Increases in the interest rate applicable to borrowings under the Revolving Credit and Term Loan Facilities would result in increased interest expense and a reduction in the Company's net income and after tax cash flow. At September 30, 2000, there was approximately $3.4 million indebtedness outstanding under the term portion and $6.6 million outstanding indebtedness under the revolving portion of the Revolving Credit and Term Loan Facilities, or approximately 9% of the Company's outstanding debt obligations on that date, bearing interest at variable rates.

         The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of variable rate and fixed rate indebtedness. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company can give no assurances that actions that it may take to mitigate this risk will be feasible or that these actions, if taken, will be effective.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          In August 2000, enforcement officers from the multi-agency environmental task force that regularly patrols the Houston Ship Channel entered onto the premises of two of the Company's subsidiaries' facilities. The officers obtained photographs, videotape, and water samples. The Company, with the advice and assistance of outside counsel, immediately investigated the circumstances surrounding blasting operations at the two facilities and, at one subsidiary's facility, terminated several employees for violations of the Company's policies regarding sandblasting operations. The Company has been cooperative with the government's investigation. At this time, the Company cannot estimate the impact that could result from enforcement action, if any, related to the government's investigation. The Company does not believe that any of the matters described above will subject the parent company, First Wave Marine, Inc., to criminal charges or liability.


ITEM 2-5. NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit
     Number       Description
     ------       -----------

      *27.1       Financial Data Schedule.

                 *  Filed herewith.


(b)  Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      FIRST WAVE MARINE, INC.





November 14, 2000                                     /s/ Frank R. Pierce
                                                      --------------------------
                                                      Frank R. Pierce
                                                      Senior Vice President and
                                                      Chief Financial Officer





November 14, 2000                                    /s/ Dale E. Schexnayder
                                                     ---------------------------
                                                     Dale E. Schexnayder
                                                     Corporate Controller

                                 EXHIBIT INDEX

     Exhibit
     Number       Description
     ------       -----------

      *27.1       Financial Data Schedule.